Form 10-Q
period 1995-03-31
ALLIED GROUP INC
filed 1995-05-04
CIK 774624

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                         Commission File Number 0-14243



                               ALLIED Group, Inc.
             (Exact name of registrant as specified in its charter)

                                      Iowa
         (State or other jurisdiction of incorporation or organization)

                                   42-0958655
                      (I.R.S. Employer Identification No.)

                       701 Fifth Avenue, Des Moines, Iowa
                    (Address of principal executive offices)

                                   50391-2000
                                   (Zip Code)

                                  515-280-4211
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1995:

                       9,173,123 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                      ALLIED Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                  March 31,      December 31,
                                                                                    1995             1994
                                                                                ------------     ------------
Assets
  Investments
    Fixed maturities
      Held to maturity at amortized cost (fair value $393,225,553
        and $388,486,183)                                                       $393,823,066     $401,716,819
      Available for sale at fair value (amortized cost $271,853,316
        and $251,810,148)                                                        271,817,301      243,567,793
  Equity securities at fair value (cost $4,477,586 and $4,374,400)                 4,823,188        4,507,163
  Other investments at equity                                                        420,135          458,187
  Short-term investments at cost (note 2)                                         10,547,010        5,656,327
                                                                                ------------     ------------
              Total investments                                                  681,430,700      655,906,289


  Cash                                                                             1,588,626        1,541,280

  Indebtedness from affiliates                                                           ---          571,725

  Accrued investment income                                                       10,759,768       10,348,751

  Securities held for sale (note 3)                                               12,884,944       15,540,332

  Accounts receivable (less allowance for doubtful accounts
     of $578,571 and $451,089)                                                    73,186,632       68,466,424

  Reinsurance receivables for losses and loss settlement expenses                 22,215,127       20,935,911

  Deferred policy acquisition costs                                               39,257,922       38,269,534

  Prepaid reinsurance premiums                                                     6,565,303        6,380,857

  Equipment                                                                        8,997,954        8,641,858

  Current income taxes recoverable                                                       ---        2,593,629

  Deferred income taxes                                                            6,634,157        9,099,807

  Other assets                                                                    54,074,959       54,454,743
                                                                                ------------     ------------
              Total assets                                                      $917,596,092     $892,751,140
                                                                                ============     ============

      See accompanying Notes to Interim Consolidated Financial Statements.

                      ALLIED Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                  March 31,      December 31,
                                                                                    1995             1994
                                                                                ------------     ------------
Liabilities
  Losses and loss settlement expenses                                           $317,974,662     $310,996,429

  Unearned premiums                                                              184,626,067      180,112,525

  Notes payable to nonaffiliates (note 3)                                         36,911,238       41,540,782

  Notes payable to affiliates (note 2)                                             6,150,000        2,000,000

  Guarantee of ESOP obligations (note 4)                                          28,150,000       28,150,000

  Outstanding drafts                                                              11,559,185       13,309,164

  Current income taxes payable                                                     2,540,479              ---

  Other liabilities                                                               32,142,255       34,761,544
                                                                                ------------     ------------
              Total liabilities                                                  620,053,886      610,870,444
                                                                                ------------     ------------

Stockholders' equity

  Preferred stock, no par value, issuable in  series, authorized
     7,500,000 shares
       6-3/4% Series, 1,827,222 shares issued and outstanding                     37,812,387       37,812,387
       ESOP Series, issued and outstanding 3,130,274 shares in
        1995 and 3,154,244 shares in 1994                                         47,394,328       47,753,129

  Common stock, no par value, $1 stated value, authorized
     40,000,000 shares, issued and outstanding 9,062,020
     shares in 1995 and  8,999,661 shares in 1994                                  9,062,020        8,999,661

  Additional paid-in capital                                                      99,848,014       98,926,297

  Retained earnings                                                              128,990,162      119,752,032

  Unrealized appreciation (depreciation) of investments (net of deferred income tax (expense) benefit  of  ($102,133) and
     $2,868,709)                                                                     207,454       (5,240,883)

  Unearned compensation related to ESOP                                          (25,772,159)     (26,121,927)
                                                                                ------------     ------------
              Total stockholders' equity                                         297,542,206      281,880,696
                                                                                ------------     ------------
                 Total liabilities and stockholders' equity                     $917,596,092     $892,751,140
                                                                                ============     ============

      See accompanying Notes to Interim Consolidated Financial Statements.

                      ALLIED Group, Inc. and Subsidiaries
                       Consolidated Statements of Income

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                -----------------------------
                                                                                    1995             1994
                                                                                ------------     ------------
Revenues
  Premiums earned                                                               $109,480,938     $ 97,816,841
  Investment income                                                               11,275,002        9,613,864
  Realized investment gains                                                           14,750          390,785
  Income from affiliates (note 2)                                                  1,194,101        1,212,084
  Other income                                                                    10,311,061       10,700,251
                                                                                ------------     ------------

                                                                                 132,275,852      119,733,825
                                                                                ------------     ------------
Losses and expenses
  Losses and loss settlement expenses                                             74,431,343       65,448,060
  Amortization of deferred policy acquisition costs                               24,131,939       21,608,554
  Other underwriting expenses                                                      6,272,091        7,219,751
  Other expenses                                                                   9,734,153        8,663,429
  Interest expense                                                                   446,394          722,820
                                                                                ------------     ------------

                                                                                 115,015,920      103,662,614
                                                                                ------------     ------------
  Income before income taxes                                                      17,259,932       16,071,211
                                                                                ------------     ------------

Income taxes
  Current                                                                          5,380,801        3,642,180
  Deferred                                                                          (505,192)         957,830
                                                                                ------------     ------------

                                                                                   4,875,609        4,600,010
                                                                                ------------     ------------
Net income                                                                      $ 12,384,323     $ 11,471,201
                                                                                ============     ============

Net income applicable to common stock                                           $ 10,564,385     $  9,637,772
                                                                                ============     ============

Earnings per share
  Primary                                                                       $       1.17     $       1.06
                                                                                ============     ============

  Fully diluted                                                                 $        .83     $        .76
                                                                                ============     ============







      See accompanying Notes to Interim Consolidated Financial Statements.

                      ALLIED Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                -----------------------------
                                                                                    1995             1994
                                                                                ------------     ------------
Cash flows from operating activities
  Net  income                                                                   $ 12,384,323     $ 11,471,201
  Adjustments to reconcile net income to net cash provided by operating activities
        Losses and loss settlement expenses                                        6,978,233        4,232,991
        Unearned premiums, net                                                     4,329,096        3,607,632
        Deferred policy acquisition costs                                           (988,388)        (899,748)
        Accounts receivable, net                                                  (5,999,424)      (2,408,742)
        Depreciation and amortization                                              2,022,415        2,065,231
        Realized investment gains                                                    (14,750)        (390,785)
        Securities held for sale, net                                               (144,156)          37,941
        Indebtedness with affiliates                                               1,700,969        1,792,822
        Accrued investment income                                                   (411,017)        (285,206)
        Other assets                                                               1,419,954          413,143
        Unearned compensation related to ESOP                                        349,768          412,671
        Income taxes
           Current                                                                 5,134,108        3,405,872
           Deferred                                                                 (505,192)         957,830
        Other, net                                                                (7,159,540)      (4,363,363)
                                                                                ------------     ------------

              Net cash provided by operating activities                           19,096,399       20,049,490
                                                                                ------------     ------------
Cash flows from investing activities
  Purchase of fixed maturities
     Held to maturity                                                                    ---      (37,024,372)
     Available for sale                                                          (26,004,267)     (19,834,375)
  Purchase of equity securities                                                     (177,075)        (269,318)
  Purchase of equipment                                                           (1,430,888)      (1,663,899)
  Sale of fixed maturities - Available for sale                                    3,021,328       32,147,613
  Maturities, calls, and principal reductions of fixed maturities
     Held to maturity                                                              7,582,293       16,978,692
     Available for sale                                                            2,905,632        9,043,676
  Sale of equity securities                                                           66,098              ---
  Short-term investments, net                                                     (4,890,683)     (16,077,759)
  Sale of equipment                                                                   79,427          139,474
                                                                                ------------     ------------

              Net cash used in investing activities                              (18,848,135)     (16,560,268)
                                                                                ------------     ------------

Cash flows from financing activities
  Notes payable to nonaffiliates, net                                             (1,830,000)       1,200,000
  Issuance of notes payable to affiliates                                          4,150,000        1,025,000
  Issuance of common stock                                                           625,275          292,369
  Repurchase of common stock                                                             ---       (4,892,691)
  Dividends paid to stockholders, net of income tax benefit                       (3,146,193)      (2,958,412)
                                                                                ------------     ------------

              Net cash used in financing activities                                 (200,918)      (5,333,734)
                                                                                ------------     ------------

Net increase (decrease) in cash                                                       47,346       (1,844,512)
   Cash at beginning of year                                                       1,541,280        2,843,220
                                                                                ------------     ------------

   Cash at end of quarter                                                       $  1,588,626     $    998,708
                                                                                ============     ============

      See accompanying Notes to Interim Consolidated Financial Statements.

                      ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of ALLIED Group, Inc. (the Company) and its property-casualty, excess & surplus lines, and noninsurance subsidiaries on a consolidated basis.

At March 31, 1995, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 28.5% of the outstanding voting stock of the Company. ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.3% of the voting stock of the Company.

The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the ALLIED Group, Inc. 1994 Annual Report to Stockholders. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are in the opinion of management necessary for fair presentation of the results for the interim periods. In the opinion of management, all such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated. Certain amounts have been reclassified to conform to current-period presentation.

(2) Transactions with Affiliates

The Company leases employees to its subsidiaries and ALLIED Mutual and certain of ALLIED Mutual's subsidiaries pursuant to the terms of the Intercompany Operating Agreement. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. The Company received revenues of $674,662 and $619,853 for employees leased to affiliates for the three months ended March 31, 1995 and 1994, respectively, which are included in income from affiliates.

ALLIED Group Information Systems, Inc. provides data processing and other services for ALLIED Mutual and its subsidiaries. Included in income from affiliates are revenues of $519,439 and $592,231 relating to services performed for ALLIED Mutual and subsidiaries for the three months ended March 31, 1995 and 1994, respectively.

ALLIED Mutual participates with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement that covers the property-casualty segment's share of pooled losses up to $5,000,000 in excess of $5,000,000. ALLIED Mutual's and the reinsurance company's participations in such agreement are 90% and 10%, respectively. Premiums paid by the property-casualty segment to ALLIED Mutual were $362,565 and $320,540 in the first three months of 1995 and 1994, respectively. There were recoveries of $50,919 from ALLIED Mutual under the agreement in the first three months of 1995 and none in the first quarter of 1994.

                      ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

At March 31, 1995, the Company had $6,505,765 invested in a short-term investment fund with affiliated companies. One of the affiliates, AID Finance Services, Inc. (a wholly owned subsidiary of ALLIED Mutual), is the administrator of the fund. The Company also had various unsecured notes payable to the investment fund at March 31, 1995 totaling $6,150,000. The borrowings had maturity dates within 30 days of March 31, 1995 and interest rates ranging from 6.1% to 9.3%.

The Company had interest income from affiliates of $75,473 and $116,956 in the first three months of 1995 and 1994, respectively. Interest expense with affiliates was $59,516 and $45,163 in the first quarter of 1995 and 1994, respectively.

(3) Notes Payable to Nonaffiliates

At March 31, 1995, ALLIED Group Mortgage Company (ALLIED Mortgage) had borrowed $20,786,238 under the terms of two separate mortgage loan warehousing agreements with different commercial banks. On March 27, 1995, ALLIED Mortgage negotiated a $10,000,000 mortgage loan warehousing agreement, which includes a $2,000,000 servicing acquisition subline, with a third bank. ALLIED Mortgage had borrowings of $775,000 under the service acquisition line of credit on March 31, 1995. Under the terms of the agreements, ALLIED Mortgage can borrow up to the lesser of $67,000,000 or 98% of the mortgage credit base. At March 31, 1995, the outstanding borrowings of ALLIED Mortgage were secured by $12,884,944 of pledged mortgage loans held for sale. Interest rates applicable to ALLIED Mortgage's borrowing arrangements vary with the level of investable deposits maintained at the respective commercial banks.

ALLIED Mortgage had $15,000,000 of 8.4% senior secured notes outstanding as of March 31, 1995. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in 10 equal annual installments of $1,500,000 beginning September 1, 1995 with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $3,000,000 committed credit facility through a line of credit agreement with AMCO Insurance Company that expires March 1996. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks. There was an outstanding balance of $350,000 at March 31, 1995. The borrowings with the Federal Home Loan Bank of Des Moines are secured by United States Government securities with a carrying value of $10,845,342.

(4) Guarantee of ESOP Obligations

Effective March 13, 1995, the ESOP Trust refinanced its $28,150,000 Remarketed Floating Rate Notes under the terms of a Term Credit Agreement and Guaranty (the Agreement) with two separate commercial banks. The notes mature July 12, 2005 and interest rates applicable to the borrowings are adjusted at the beginning of each interest period. The interest periods may range from one to three months

                     ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

depending on the interest rate selected. The Company has guaranteed the ESOP Trust's obligations under the terms of the Agreement. The Agreement includes various financial and operating covenants with which the Company must comply.

(5) Segment Information

The Company's operations include two major segments: property-casualty and excess & surplus lines. Their principal products, services, and effect on revenues, income before income taxes, and assets are identified by segment.

Property-casualty--Predominantly private passenger automobile, homeowners, and small commercial lines of insurance. Excess & surplus lines--Primarily commercial casualty and commercial property lines of insurance coverages that standard insurers are unable or unwilling to provide.

Eliminations and other--Eliminations between segments plus other noninsurance operations not reported as segments (including investment services, data processing, and employee leasing).

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                -----------------------------
                                                                                    1995             1994
                                                                                ------------     ------------
Revenues (1)
  Property-casualty                                                             $113,776,544     $101,908,803
  Excess & surplus lines                                                           8,157,696        7,292,594
  Eliminations and other (2)                                                      10,341,612       10,532,428
                                                                                ------------     ------------
            Total                                                               $132,275,852     $119,733,825
                                                                                ============     ============

Income before income taxes (1)
  Property-casualty                                                             $ 16,017,755     $ 13,428,598
  Excess & surplus lines                                                           1,081,112        1,496,434
  Eliminations and other (2)                                                         161,065        1,146,179
                                                                                ------------     ------------
            Total                                                               $ 17,259,932     $ 16,071,211
                                                                                ============     ============

                                                                                  March 31,      December 31,
                                                                                    1995             1994
                                                                                ------------     ------------
Assets
  Property-casualty                                                             $770,849,682     $749,759,680
  Excess & surplus lines                                                         110,422,400      105,721,707
  Eliminations and other (2)                                                      36,324,010       37,269,753
                                                                                ------------     ------------
             Total                                                              $917,596,092     $892,751,140
                                                                                ============     ============

(1)  Including realized investment gains or losses.
(2)  All  noninsurance   operations   (including   investment   services,   data
     processing, and employee leasing) are included in Eliminations and other. Segment information for 1994 was restated.

Item  2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations
Overview

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

ALLIED Group, Inc. (the Company) is a regional holding company. Its largest segment includes three property-casualty insurance companies that write primarily personal lines of insurance in the central and western states. The Company's other reportable segment is excess & surplus lines insurance. Property-casualty insurance was the most significant segment, accounting for 86% of consolidated revenues for the three months ended March 31, 1995. The property-casualty segment participates in a reinsurance pooling agreement with ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company. The agreement generally provides that the property-casualty insurance business is combined and then prorated among the participants according to predetermined percentages. Participation percentages are based on certain factors such as capitalization and business produced by the respective companies. The segment's participation is 64% in the reinsurance pool.

As of March 31, 1995, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 28.5% of the outstanding voting stock and ALLIED Mutual controlled 18.3% of the voting stock of the Company.

The operating results of the property-casualty insurance industry are subject to significant fluctuations from quarter to quarter and from year to year due to the effect of competition on pricing, the frequency and severity of losses incurred in connection with weather-related and other catastrophic events, general economic conditions, and other factors such as changes in tax laws and the regulatory environment.

Results of Operations

Consolidated revenues for the three months ended March 31, 1995 were $132.3 million, up 10.5% over the $119.7 million reported for the first three months of 1994. The increase in consolidated revenues was primarily because of the 11.9% growth in premiums earned for the three months ended March 31, 1995.

Income before income taxes for the first three months of 1995 was up 7.4% to $17.3 million from $16.1 million for the first quarter of 1994. Income before income taxes increased primarily because of an improved combined ratio for the property-casualty segment. The property-casualty segment was the dominant contributor to improved operating results with an increase of $2.6 million.

Net income was up 8% to $12.4 million, bringing fully diluted earnings per share to $0.83 for the three months ended March 31, 1995, from $11.5 million for the corresponding period in 1994. Fully diluted earnings per share before net realized gains were $0.83 for the first three months of 1995 compared with $0.74

Item  2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations

for the same period of 1994. The Company had no reportable realized gains or losses on a per share basis in the first quarter of 1995. Book value per share increased to $20.75 from $19.68 at December 31, 1994.

The statutory combined ratio for the Company on a consolidated basis improved to
95.5 from 96.1 for the three months ended March 31, 1994. The improvement was due to a 1.6 point improvement in the underwriting expense ratio that more than offset the increase in the loss and loss adjusting expense ratio. For the quarter ended March 31, 1995, the loss and loss adjusting ratio increased 1.1 points to 68.0 from 66.9 for the same period last year.

Property-casualty

Revenues for the property-casualty segment increased to $113.8 million from $101.9 million for the three months ended March 31, 1995 and 1994, respectively. Direct earned premiums for the segment were $103.3 million for the first three months of 1995 compared with $90.8 million one year earlier. Earned premiums increased 11.9% for the first three months of 1995 to $102.7 million from $91.8 million for the same quarter in 1994. The increase in earned premiums resulted primarily from growth in insurance exposure.

Pooled net written premiums (including ALLIED Mutual) totaled $166.6 million, an 11.4% increase over production in the first three months of 1994. The average premium per policy for personal lines was up 3.6% from the first three months of 1994 to $572 while the policy count grew 7.7%. The average premium per policy for commercial lines excluding crop-hail increased 4.5% from the first three months of 1994 to $1,079 and the policy count was up 5.1%. Earned premiums for the property-casualty segment were 65.4% personal lines and 34.6% commercial lines in the first three months of 1995. The business mix for the first three months of 1994 was 65.9% personal lines and 34.6% commercial lines.

Income before income taxes increased to $16 million from $13.4 million in the first three months of 1994 primarily as a result of improved underwriting experience. Investment income for the first three months of 1995 was $9.4 million compared with $8.2 million for the same period in 1994. The pretax yield on invested assets was 6.5%, up from 6.3% due to the purchase of securities in the higher interest rate environment of 1994. Realized investment gains were $21,000 compared with $437,000 in the first three months of 1994. Other income for the first three months of 1995 increased to $1.7 million from $1.5 million for the same period in 1994.

The statutory combined ratio (after policyholder dividends) for the first three months of 1995 improved to 94.9 from the 96.1 reported in the first three months of 1994. Improvement in the combined ratio was primarily attributed to a 1.5 point decrease in the underwriting expense ratio. Wind and hail losses for the first three months of 1995 increased to $5.4 million from $1.3 million for the same period of 1994. The impact of wind and hail losses on the combined ratio was 5.3 points and 1.4 points for the three months ended March 31, 1995 and 1994, respectively. The underwriting gain (on a generally accepted accounting principles basis) was $5 million compared with a gain of $3.3 million for the first three months of 1994.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

The following table presents the property-casualty's combined ratio by line of business for the three months ended March 31, 1995 and 1994:

                                                                        1995             1994
                                                                        -----            ----
                  Personal automobile                                    94.0            96.3
                  Homeowners                                            103.8            99.2

                       Personal lines                                    96.4            96.9

                  Commercial automobile                                  97.7            92.2
                  Workers' compensation                                  77.7            91.6
                  Other property/liability                               96.3            96.4
                  Other lines                                            54.0            73.5

                       Commercial lines                                  91.9            94.2

                       Total                                             94.9            96.1


The private passenger auto statutory combined ratio improved to 94.0 for the first three months of 1995 from 96.3 for the same period in 1994. The improvement in the combined ratio for the private passenger auto was due primarily to a 1.4 point reduction in the underwriting expense ratio. The statutory combined ratio for the homeowners line was 103.8 for the first three months of 1995 compared with 99.2 for the same period of 1994. The increase in the homeowners line combined ratio was due to unusually high wind and hail losses experienced in the first quarter of 1995. Most of the increase came from weather-related claims in California. The impact of wind and hail losses on the combined ratio for the homeowners line increased to 20.4 points from 5.8 points for the first three months of 1994. Overall, the personal lines statutory combined ratio improved to 96.4 in the first three months of 1995 from 96.9 in the same period of 1994. The statutory combined ratio for commercial lines improved to 91.9 in the first three months of 1995 from 94.2 for the previous year's first quarter. The improvement in commercial lines was primarily attributable to a 13.9 point reduction in the combined ratio for workers' compensation to 77.7 from 91.6 for the first three months of 1994. On a fully diluted basis, wind and hail losses cost the Company $0.26 per share versus $0.06 per share in the first three months of 1994.

Excess & Surplus Lines

Earned premiums increased to $6.8 million for the first three months of 1995 from $6 million for the first three months of 1994. Net written premiums increased 25.6% to $7.5 million through March 31, 1995 from $6 million through March 31, 1994. Direct earned premiums increased 16% to $8.7 million for the three months ended March 31, 1995 from $7.5 million for the same period in 1994. As of March 31, 1995, the segment's book of business was comprised of 2.5%

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

personal lines and 97.5% commercial lines. For the first three months of 1994, the business mix was 3.1% personal lines and 96.9% commercial lines.

The statutory combined ratio (after policyholder dividends) was 104.0, which produced an underwriting loss (on a generally accepted accounting principles basis) of $305,000 for the first three months of 1995. The combined ratio of
96.0 for the first quarter of 1994 resulted in an underwriting gain of $244,000. The combined ratio increased primarily because of a 31.3% increase in losses and loss adjusting expenses experienced in the first quarter of 1995. The loss experience of the first quarter of 1995 increased the loss ratio 11 points from the same quarter last year.

Income before income taxes for the three months ended March 31, 1995 decreased 27.8% to $1.1 million from $1.5 million for the three months ended March 31, 1994. Realized investment gains were $2,000 in the first three months of 1995 compared with losses of $6,000 for the first three months in 1994. Investment income for the first three months of 1995 increased 10% to $1.4 million from $1.3 million for the same period in 1994. Investment income increased due to a larger average balance in the investment portfolio and a slightly higher pretax yield on those assets of 6.8% compared to 6.7% in the first three months of 1995 and 1994, respectively. Invested assets increased 3.5% from the previous year-end to $82.4 million at March 31, 1995.

Noninsurance Operations

Prior to January 1, 1995, the Company disclosed noninsurance operations (investment services and data processing) as reportable segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 14, "Financial Reporting for Segments of a Business Enterprise" and Regulation S-K. In 1995, the noninsurance operations are not reported as segments since they did not meet the reporting requirements of SFAS No. 14. Management does not anticipate that their results of operations and financial position will qualify them as segments in the future.

Revenues for ALLIED Group Mortgage Company (ALLIED Mortgage) in the first three months of 1995 decreased 13.9% to $4.3 million from $5 million in 1994. The decrease in revenues is primarily attributed to interest income decreasing $661,000 for the three months ended March 31, 1995. The decrease is due to a lower average balance of securities held for sale for the first quarter of 1995. Income before income taxes increased 8.3% to $965,000 from $891,000 for the first three months of 1994. The servicing portfolio remained unchanged at $3 billion for the three months ended March 31, 1995 compared to year-end 1994 but the portfolio has increased 21.5% from $2.5 billion at March 31, 1994.

Data processing revenues decreased 1.2% for the first three months of 1995, to $11.5 million from $11.7 million for the same period of 1994. For the quarter ended March 31, 1995, data processing reported a loss before income taxes of $846,000 compared to income before income taxes of $128,000 for the first quarter of 1994. The loss before income taxes is due to a 6.4% increase in operating expenses and a decrease in revenues.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

Investment Income

The investment policy for the Company's insurance segments requires that the fixed maturity portfolios be invested primarily in debt obligations rated "A" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The Company's investment portfolios consisted almost exclusively of fixed income securities, 97.7% of which had at least an "A" rating from Standard & Poor's (or the equivalent from Moody's) at March 31, 1995. At the end of the first three months of 1995, the fixed maturities portfolios consisted of 99.3% investment-grade securities. The fair value of the Company's investment in fixed maturities held to maturity was $598,000 below amortized cost compared with $13.2 million below amortized cost at December 31, 1994. The portfolios contained no commercial or residential real estate or mortgage loans.

Invested assets were up 3.9% to $681.4 million from $655.9 million at year-end 1994. Three-month consolidated investment income increased 17.3% to $11.3 million from $9.6 million through March 31, 1994. The Company's rate of return on invested assets was up to 6.7% from last year's 6.3%. The higher interest rate environment of 1994 allowed the Company to reinvest proceeds from maturing investments in investments of similar quality bearing higher interest rates.

As of March 31, 1995, the Company held collateralized mortgage obligation (CMO) investments with a book value of $71.5 million (fair value of $70.8 million) compared to a book and fair value of $86.6 million as of March 31, 1994. Substantially all of the Company's CMO investments are in planned amortization class bonds or sequential pay bonds with anticipated durations of approximately 5 years at the time of acquisition. The Company has not invested in the more volatile types of CMO products such as companion or accrual (Z-bond) tranches. All of the Company's CMO investments have an active secondary market; accordingly their effect on the Company's liquidity does not differ from that of other fixed income investments.

Income Taxes

The Company's year-to-date effective income tax rate was down to 28.2% from 28.6% at year-end 1994. The lower effective income tax rate was due to the larger investment in tax-exempt securities. The income tax expense for the first three quarters of 1995 was up to $4.9 million from $4.6 million for the same period in 1994. The increase in income tax expense was due to higher operating income in 1995.

Regulations

The National Association of Insurance  Commissioners'  (NAIC) risk-based capital
(RBC) requirements were adopted by the NAIC in 1993 and require property-casualty companies to calculate and report information under the RBC formula. It is anticipated the Iowa legislature will enact the NAIC's proposal into law in 1996. The RBC formula uses the statutory financial statements to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written, and unearned

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

premium) risk. Based upon the subsidiaries statutory financial statements and management's interpretation of the RBC formula, management believes capital levels are sufficient to support the level of risk inherent in Company operations and are in excess of the minimums required.

The NAIC's model legislation to govern insurance company investments is in development. An exposure draft was released in August of 1994, and no specific timetable for completion and adoption of the final model legislation has been determined.

Liquidity and Capital Resources

Substantial cash inflows are generated from premiums, pool administration fees, investment income, and proceeds from maturities of portfolio investments. The principal outflows of cash are payment of claims, commissions, premium taxes, operating expenses, and income taxes and the purchase of fixed maturities. In developing its investment strategy, the Company establishes a level of cash and highly liquid short and intermediate term securities which, combined with expected cash flow, is believed adequate to meet anticipated short-term and long-term payment obligations.

In the first three months of 1995, operating activities generated cash flows of $19.1 million; in the first three months of 1994, the total was $20 million. For both years, the primary source of funds was premium growth in the Company's property-casualty insurance operations.

Funds generated from the operating activities for the first three months of 1995 and 1994 were used primarily to purchase investment-grade fixed securities which accounted for the majority of the investing activities. Operating cash flows were also used to pay $3.4 million of dividends to stockholders in the first three months of 1995. For the same period in 1994 the funds generated from the operating activities were used to repurchase $4.9 million of common stock and to pay dividends to stockholders of $3.2 million.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of March 31, 1995, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

Certain of the Company's noninsurance subsidiaries have separate credit arrangements to support their operations. Short-term and long-term notes payable to nonaffiliated companies are used by ALLIED Mortgage to finance its securities held for sale and to purchase servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At March 31, 1995, short-term borrowings amounted to $21.6 million to be repaid through the subsequent sale of securities inventory and long-term borrowings amounted to $15 million to be repaid over 10 years. These notes payable are not

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

guaranteed by the Company. In the normal course of its business, ALLIED Mortgage also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

Historically, the Company's insurance subsidiaries have generated sufficient funds from operations to pay their claims. While the property-casualty and excess & surplus lines insurance companies have maintained adequate investment liquidity, they have in the past required additional capital contributions to support premium growth. Industry and regulatory guidelines suggest that a property-casualty insurer's annual net written premiums should not exceed approximately 300% of statutory surplus.

A source of cash flows for the holding company is dividend payments from its subsidiaries. During the first three months of 1995, the Company received dividend payments of $2.7 million from the property-casualty subsidiaries and $169,000 from noninsurance subsidiaries. During the same period of 1994, the Company received dividend payments of $1.1 million from the property-casualty subsidiaries and $269,000 from noninsurance subsidiaries. Holding company dividend payments to common stockholders totaled $1.5 million for the three months ended March 31, 1995, up from $1.4 million for the same period in 1994. In the first three months of 1995, the Company paid dividends of $941,000 and $879,000 on the ESOP Convertible Preferred Stock (ESOP Series) and 6-3/4% Series Preferred Stock, respectively. In the first quarter of 1994, the Company paid dividends of $955,000 and $879,000 on the ESOP Series and 6-3/4% Series preferred stock, respectively.

In 1990, the ESOP Trust issued notes totaling $35 million (ESOP obligations) to acquire ESOP Series preferred stock for the Company's Employee Stock Ownership Plan (ESOP). In March 1995, the ESOP Trust refinanced its notes with a Term Credit Agreement and Guaranty (Agreement) with two separate commercial banks. The Company guaranteed the ESOP Trust's obligations under the Agreement (see note 4 of Notes to Interim Consolidated Financial Statements). At March 31, 1995, the balance of the obligation was $28.2 million. Company contributions plus dividends on the ESOP Series preferred stock are used by the ESOP Trust to service the ESOP obligations. Dividends and payments for the employee lease fees from its subsidiaries are used by the Company to fund the amounts. In connection with its guarantee of ESOP obligations, the Company is required to maintain minimum stockholders' equity and to comply with certain other financial covenants.

Insurance premiums are established before the amount of losses and loss settlement expenses, or the extent to which inflation may affect such expenses, is known. Consequently, the Company attempts to anticipate the impact of inflation in establishing premiums. Inflation is implicitly considered in the determination of reserves for losses and loss settlement expenses since portions of the reserves are expected to be paid over extended periods of time. The importance of continually reviewing reserves is even more pronounced in periods of extreme inflation.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)    10.29      Term Credit Agreement and Guaranty between ALLIED Group, Inc.,
                  ALLIED Group Employee Stock Ownership Trust, Bank of Montreal, and Norwest Bank Iowa,N.A.

       10.50 First Amendment to the ALLIED Group Employee Stock Ownership Plan dated March 7, 1995

       11         Statement re Computation of Per Share Earnings.

       27         Financial Data Schedule










b) The Company filed no reports on Form 8-K during the first quarter ended March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      ALLIED Group, Inc.
                                                         (Registrant)



May 4, 1995                                  /s/        Jamie H. Shaffer
 (Date)                                  ---------------------------------------
                                         Jamie H. Shaffer, President (Financial)
                                                         and Treasurer

                      ALLIED Group, Inc. and Subsidiaries

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                                 ITEM                                 PAGE


10.29       Term Credit Agreement  and Guaranty between ALLIED               19
            Group, Inc., ALLIED Group Employee Stock Ownership
            Trust, Bank of Montreal, and Norwest Bank Iowa, N.A.

10.50       First Amendment to the ALLIED Group Employee Stock
            Ownership Plan dated March 7, 1995                               74

11          Statement re Computation of Per Share Earnings                   77

27          Financial Data Schedule                                          78