Form 10-Q
period 1995-06-30
ALLIED GROUP INC
filed 1995-08-04
CIK 774624

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995:

                       9,239,162 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                      ALLIED Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                  June 30,      December 31,
                                                                                    1995           1994
                                                                                ------------    ------------
Assets

   Investments

     Fixed maturities

       Held to maturity at amortized cost (fair value
         $392,636,057 and $388,486,183)                                         $386,659,628    $401,716,819

       Available for sale at fair value (amortized cost
         $303,029,055 and $251,810,148)                                          311,312,326     243,567,793

     Equity securities at fair value (cost $4,489,347
       and $4,374,400)                                                             4,904,288       4,507,163

     Other investments at equity                                                     442,033         458,187

     Short-term investments at cost (note 2)                                      19,648,836       5,656,327
                                                                                ------------    ------------

              Total investments                                                  722,967,111     655,906,289


   Cash                                                                            1,684,824       1,541,280

   Indebtedness from affiliates                                                      609,949         571,725

   Accrued investment income                                                       9,829,590      10,348,751

   Securities held for sale (note 3)                                              20,255,527      15,540,332

   Accounts receivable (less allowance for doubtful accounts
     of $516,937 and $451,089)                                                    74,817,840      68,466,424

   Reinsurance receivables for losses and loss settlement expenses                22,005,332      20,935,911

   Deferred policy acquisition costs                                              40,528,132      38,269,534

   Prepaid reinsurance premiums                                                    6,828,917       6,380,857

   Equipment                                                                      11,008,738       8,641,858

   Current income taxes recoverable                                                3,039,838       2,593,629

   Deferred income taxes                                                           4,778,053       9,099,807

   Other assets                                                                   54,106,780      54,454,743
                                                                                ------------    ------------

              Total assets                                                      $972,460,631    $892,751,140
                                                                                ============    ============


      See accompanying Notes to Interim Consolidated Financial Statements.

                      ALLIED Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                  June 30,      December 31,
                                                                                    1995           1994
                                                                                ------------    ------------
Liabilities

   Losses and loss settlement expenses                                          $323,809,251    $310,996,429

   Unearned premiums                                                             191,104,816     180,112,525

   Notes payable to nonaffiliates (note 3)                                        61,068,788      41,540,782

   Notes payable to affiliates (note 2)                                            3,460,000       2,000,000

   Guarantee of ESOP obligations (note 4)                                         27,770,000      28,150,000

   Outstanding drafts                                                             15,819,983      13,309,164

   Other liabilities                                                              34,600,722      34,761,544
                                                                                ------------    ------------

              Total liabilities                                                  657,633,560     610,870,444
                                                                                ------------    ------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized
     7,500,000 shares

       6-3/4% Series, 1,827,222 shares issued and outstanding                     37,812,387      37,812,387

       ESOP Series, issued and outstanding 3,091,426 shares in
       1995 and 3,154,244 shares in 1994                                          46,808,932      47,753,129

   Common stock, no par value, $1 stated value,  authorized
     40,000,000  shares, issued and outstanding 9,224,193
     shares in 1995 and 8,999,661 shares in 1994                                   9,224,193       8,999,661

   Additional paid-in capital                                                    102,010,657      98,926,297

   Retained earnings                                                             138,579,538     119,752,032

   Unrealized appreciation (depreciation) of investments (net of deferred income tax (expense) benefit of ($3,059,341)
     and $2,868,709)                                                               5,638,871      (5,240,883)

   Unearned compensation related to ESOP                                         (25,247,507)    (26,121,927)
                                                                                ------------    ------------

              Total stockholders' equity                                         314,827,071     281,880,696
                                                                                ------------    ------------

                 Total liabilities and stockholders' equity                     $972,460,631    $892,751,140
                                                                                ============    ============



      See accompanying Notes to Interim Consolidated Financial Statements.

                      ALLIED Group, Inc. and Subsidiaries
                       Consolidated Statements of Income

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                               -----------------------------    ----------------------------
                                                  1995              1994            1995            1994
                                               ------------     ------------    ------------    ------------
Revenues

  Premiums earned                              $111,582,982     $102,276,895    $221,063,920    $200,093,736

  Investment income                              11,664,265       10,420,277      22,939,267      20,034,141

  Realized investment gains                         247,805        2,682,760         262,555       3,073,545

  Income from affiliates (note 2)                 1,110,849        1,146,824       2,304,950       2,358,908

  Other income                                   10,080,141       10,823,866      20,391,202      21,524,117
                                               ------------     ------------    ------------    ------------

                                                134,686,042      127,350,622     266,961,894     247,084,447
                                               ------------     ------------    ------------    ------------

Losses and expenses

  Losses and loss settlement
    expenses                                     77,547,312       70,109,836     151,978,655     135,557,896

  Amortization of deferred policy
    acquisition costs                            24,495,880       22,543,196      48,627,819      44,151,750

  Other underwriting expenses                     5,692,815        6,145,237      11,964,906      13,364,988

  Other expenses                                  8,557,741        8,419,530      18,291,894      17,082,959

  Interest expense                                  478,100          667,218         924,494       1,390,038
                                               ------------     ------------    ------------    ------------

                                                116,771,848      107,885,017     231,787,768     211,547,631
                                               ------------     ------------    ------------    ------------

  Income before income taxes                     17,914,194       19,465,605      35,174,126      35,536,816
                                               ------------     ------------    ------------    ------------

Income taxes

  Current                                         6,259,128        7,593,713      11,639,929      11,235,893

  Deferred                                       (1,101,103)      (1,964,056)     (1,606,295)     (1,006,226)
                                               ------------     ------------    ------------    ------------

                                                  5,158,025        5,629,657      10,033,634      10,229,667
                                               ------------     ------------    ------------    ------------

Net income                                     $ 12,756,169     $ 13,835,948    $ 25,140,492    $ 25,307,149
                                               ============     ============    ============    ============

Net income applicable to
  common stock                                 $ 10,946,575     $ 12,006,918    $ 21,510,960    $ 21,644,689
                                               ============     ============    ============    ============

Earnings per share

  Primary                                      $       1.19     $       1.34    $       2.36    $       2.40
                                               ============     ============    ============    ============

  Fully diluted                                $        .86     $        .94    $       1.69    $       1.70
                                               ============     ============    ============    ============

      See accompanying Notes to Interim Consolidated Financial Statements.

                      ALLIED Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                ----------------------------
                                                                                     1995            1994
                                                                                ------------    ------------
Cash flows from operating activities
   Net  income                                                                  $ 25,140,492    $ 25,307,149
   Adjustments to reconcile net income to net cash provided by operating activities
      Losses and loss settlement expenses                                         12,812,822      10,211,247
      Unearned premiums, net                                                      10,544,231      10,389,721
      Deferred policy acquisition costs                                           (2,258,598)     (2,355,848)
      Accounts receivable, net                                                    (7,420,837)     (4,975,276)
      Depreciation and amortization                                                4,150,535       3,929,671
      Realized investment gains                                                     (262,555)     (3,073,545)
      Securities held for sale, net                                               (1,062,189)      1,963,351
      Indebtedness with affiliates                                                   (38,224)      1,412,715
      Accrued investment income                                                      519,161        (531,394)
      Other assets                                                                   (70,703)     (3,683,748)
      Unearned compensation related to ESOP                                          874,420         825,342
      Income taxes
       Current                                                                      (446,209)      1,398,774
       Deferred                                                                   (1,606,295)     (1,006,226)
      Other, net                                                                   1,021,787      (3,110,369)
                                                                                ------------    ------------
              Net cash provided by operating activities                           41,897,838      36,701,564
                                                                                ------------    ------------

Cash flows from investing activities
   Purchase of fixed maturities
     Held to maturity                                                                    ---     (75,827,550)
     Available for sale                                                          (86,746,174)    (47,278,063)
   Purchase of equity securities                                                    (188,835)       (526,558)
   Purchase of equipment                                                          (4,571,634)     (3,161,022)
   Sale of fixed maturities
     Held for maturity                                                                   ---       1,191,524
     Available for sale                                                           28,868,410      32,279,110
   Maturities, calls, and principal reductions of fixed maturities
     Held to maturity                                                             14,486,459      35,034,731
     Available for sale                                                            6,831,682      21,556,241
   Sale of equity securities                                                          66,098             ---
   Short-term investments, net                                                   (13,992,509)      2,448,942
   Sale of other investment                                                              ---       9,190,504
   Sale of equipment                                                                 105,500         224,300
                                                                                ------------    ------------
              Net cash used in investing activities                              (55,141,003)    (24,867,841)
                                                                                ------------    ------------

Cash flows from financing activities
   Notes payable to nonaffiliates, net                                            15,875,000      (1,800,000)
   Notes payable to affiliates, net                                                1,460,000      (1,100,000)
   Issuance of common stock                                                        2,364,695         520,136
   Repurchase of common stock                                                            ---      (5,143,003)
   Dividends paid to stockholders, net of income tax benefit                      (6,312,986)     (5,904,323)
                                                                                ------------    ------------
              Net cash provided by (used in) financing activities                 13,386,709     (13,427,190)
                                                                                ------------    ------------

Net increase (decrease) in cash                                                      143,544      (1,593,467)
   Cash at beginning of year                                                       1,541,280       2,843,220
                                                                                ------------    ------------

   Cash at end of quarter                                                       $  1,684,824    $  1,249,753
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

At June 30, 1995, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 27.9% of the outstanding voting stock of the Company. ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.2% of the voting stock of the Company.

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

(2) Transactions with Affiliates

The Company leases employees to its subsidiaries and ALLIED Mutual and certain of ALLIED Mutual's subsidiaries pursuant to the terms of the Intercompany Operating Agreement. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. The Company received revenues of $1,253,388 and $1,177,454 for employees leased to affiliates for the six months ended June 30, 1995 and 1994, respectively, which are included in income from affiliates.

ALLIED Group Information Systems, Inc. provides data processing and other services for ALLIED Mutual and its subsidiaries. Included in income from affiliates are revenues of $1,051,562 and $1,181,454 relating to services performed for ALLIED Mutual and subsidiaries for the first half of 1995 and 1994, respectively.

ALLIED Mutual participates with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement that covers the property-casualty segment's share of pooled losses up to $5,000,000 in excess of $5,000,000. ALLIED Mutual's and the reinsurance company's participations in such agreement are 90% and 10%, respectively. Premiums paid by the property-casualty segment to ALLIED Mutual were $1,184,692 and $651,340 in the first six months of 1995 and 1994, respectively. There were recoveries of $1,573,481 from ALLIED Mutual under the agreement in the first six months of 1995 and none in the first half of 1994.

At June 30, 1995, the Company had $2,420,758 invested in a short-term investment fund with affiliated companies. One of the affiliates, AID Finance Services, Inc. (a wholly owned subsidiary of ALLIED Mutual), is the administrator of the fund. The Company also had various unsecured notes payable to the investment fund at June 30, 1995 totaling $3,460,000. The borrowings had maturity dates within 30 days of June 30, 1995 and interest rates of 6.2%.

                      ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

The Company had interest income from affiliates of $173,772 and $166,011 in the first six months of 1995 and 1994, respectively. Interest expense with affiliates was $58,792 and $69,647 in the first two quarters of 1995 and 1994, respectively.

(3) Notes Payable to Nonaffiliates

At June 30, 1995, ALLIED Group Mortgage Company (ALLIED Mortgage) had borrowed $27,238,788 under the terms of two separate mortgage loan warehousing agreements with different commercial banks. On March 27, 1995, ALLIED Mortgage negotiated a $10,000,000 mortgage loan warehousing agreement, which includes a $2,000,000 servicing acquisition subline, with a third bank. ALLIED Mortgage had borrowings of $775,000 under the service acquisition line of credit on June 30, 1995. Under the terms of the agreements, ALLIED Mortgage can borrow up to the lesser of $67,000,000 or 98% of the mortgage credit base. At June 30, 1995, the outstanding borrowings of ALLIED Mortgage were secured by $20,255,527 of pledged mortgage loans held for sale. Interest rates applicable to ALLIED Mortgage's borrowing arrangements vary with the level of investable deposits maintained at the respective commercial banks.

On June 28, 1995, ALLIED Mortgage entered into an Investment and Security Agreement with a commercial bank to borrow up to $15,000,000. The borrowings are reinvested in certificates of deposit issued by the lender or obligations issued or guaranteed by the United States Government. ALLIED Mortgage had an outstanding balance of $12,250,000 at the end of the second quarter of 1995. Interest on the outstanding balance is due and payable upon maturity of the investments which were purchased with the debt proceeds. All borrowings and investments mature within 30 days after acquisition.

ALLIED Mortgage had $15,000,000 of 8.4% senior secured notes outstanding as of June 30, 1995. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in 10 equal annual installments of $1,500,000 beginning September 1, 1995 with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $3,000,000 committed credit facility through a line of credit agreement with AMCO Insurance Company (AMCO) that expires March 1996. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks. There was an outstanding balance of $3,000,000 at June 30, 1995. AMCO also had $2,805,000 outstanding at the end of the second quarter on an uncommitted basis. All borrowings with the Federal Home Loan Bank of Des Moines are secured by United States Government securities with a carrying value of $10,484,250.

(4) Guarantee of ESOP Obligations

Effective March 13, 1995, the ESOP Trust refinanced its $28,150,000 Remarketed Floating Rate Notes under the terms of a Term Credit Agreement and Guaranty (the Agreement) with two separate commercial banks. The notes under the Agreement mature July 12, 2005 and interest rates applicable to the borrowings are adjusted at the beginning of each interest period. The interest periods may range from one to three months depending on the interest rate selected. The Company has guaranteed the ESOP Trust's obligations under the terms of the Agreement. The Agreement includes various financial and operating covenants with which the Company must comply. At June 30, 1994 the Company's guarantee of ESOP obligations was $27,770,000.

                      ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

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


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                ----------------------------
                                                                                    1995            1994
                                                                                ------------    ------------
Revenues (1)
  Property-casualty                                                             $229,602,931    $211,070,548
  Excess & surplus lines                                                          16,953,600      14,873,460
  Eliminations and other (2)                                                      20,405,363      21,140,439
                                                                                ------------    ------------
            Total                                                               $266,961,894    $247,084,447
                                                                                ============    ============

Income before income taxes (1)
  Property-casualty                                                             $ 32,365,082    $ 29,950,329
  Excess & surplus lines                                                           1,620,069       2,919,045
  Eliminations and other (2)                                                       1,188,975       2,667,442
                                                                                ------------    ------------
            Total                                                               $ 35,174,126    $ 35,536,816
                                                                                ============    ============

                                                                                  June 30,      December 31,
                                                                                    1995            1994
                                                                                ------------    ------------
Assets
  Property-casualty                                                             $799,283,095    $749,759,680
  Excess & surplus lines                                                         117,874,460     105,721,707
  Eliminations and other (2)                                                      55,303,076      37,269,753
                                                                                ------------    ------------
             Total                                                              $972,460,631    $892,751,140
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

ALLIED Group, Inc. (the Company) is a regional holding company. Its largest segment includes three property-casualty insurance companies that write primarily personal lines of insurance in the central and western states. The Company's other reportable segment is excess & surplus lines insurance. Property-casualty insurance was the most significant segment, accounting for 86% of consolidated revenues for the six months ended June 30, 1995. The property-casualty segment participates in a reinsurance pooling agreement with ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company. The agreement generally provides that the property-casualty insurance business is combined and then prorated among the participants according to predetermined percentages. Participation percentages are based on certain factors such as capitalization and business produced by the respective companies. The segment's participation is 64% in the reinsurance pool.

As of June 30, 1995, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 27.9% of the outstanding voting stock, and ALLIED Mutual controlled 18.2% of the voting stock of the Company.

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

Results of Operations

Consolidated revenues for the six months ended June 30, 1995 were $267 million, up 8% over the $247.1 million reported for the first six months of 1994. Excluding the effects of the 1994 sale of MidAmerica Financial Corporation (MidAmerica), the growth in consolidated revenues for the six months ended June 30, 1995 was 9.4%. The increase in consolidated revenues was primarily because of the 10.5% growth in premiums earned for the six months ended June 30, 1995.

Income before income taxes for the first six months of 1995 was down slightly to $35.2 million from $35.5 million for the first half of 1994. For the second quarter only, income before income taxes was down 8% to $17.9 million from $19.5 million for the same quarter in 1994. Income before income taxes was down primarily due to lower realized investment gains in the three months ended June 30, 1995. The property-casualty segment was the dominant contributor to second quarter operating results with an increase of $2.4 million.

Net income was down 0.7% to $25.1 million, bringing fully diluted earnings per share to $1.69 for the six months ended June 30, 1995, from $25.3 million for the corresponding period in 1994. Fully diluted earnings per share before net realized gains were $1.68 for the first six months of 1995 compared with $1.55 for the same period of 1994. Book value per share increased to $21.81 from $20.75 and $19.68 at March 31, 1995 and December 31, 1994, respectively.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The statutory combined ratio for the Company improved to 95.4 from 95.7 for the six months ended June 30, 1994. The improvement was due to a 1.3 point improvement in the underwriting expense ratio that more than offset the increase in the loss and loss adjusting expense ratio. For the six months ended June 30, 1995, the loss and loss adjusting ratio increased 1.2 points to 68.8 from 67.6 for the same period last year.

Property-casualty

Revenues for the property-casualty segment increased to $229.6 million from $211.1 million for the six months ended June 30, 1995 and 1994, respectively. For the second quarter only, revenues increased to $115.8 million from $109.2 million for the same quarter in 1994. Realized investment gains for the second quarter of 1994 includes a pretax gain of $3 million from the sale of MidAmerica. Direct earned premiums for the segment were $210.2 million for the first six months of 1995 compared with $184.8 million one year earlier. Earned premiums increased 10.2% for the first six months of 1995 to $206.9 million from $187.8 million; premiums earned for the quarter ended June 30, 1995 increased 8.5% to $104.2 million from $96 million for the same quarter in 1994. The increase in earned premiums resulted primarily from growth in insurance exposure.

Pooled net written premiums (including ALLIED Mutual) totaled $339.6 million, a 9.6% increase over production in the first six months of 1994. The average premium per policy for personal lines was up 2.9% from the first six months of 1994 to $575 while the policy count grew 8%. The average premium per policy for commercial lines excluding crop-hail increased 3.8% from the first six months of 1994 to $1,079 and the policy count was up 4.8%. Earned premiums for the property-casualty segment were 65.6% personal lines and 34.4% commercial lines in the first six months of 1995. The business mix for the first six months of 1994 was 65.4% personal lines and 34.6% commercial lines.

Income before income taxes increased to $32.4 million from $30 million in the first six months of 1994 as a result of improved underwriting results and increased premiums earned. Investment income for the first six months of 1995 was $19 million compared to $17.1 million for the same period in 1994. The pretax yield on invested assets was 6.5% for the six months ended June 30, 1995 and 1994. Realized investment gains were $268,000 compared with $3.1 million in the first six months of 1994. Other income for the first six months of 1995 increased to $3.4 million from $3 million for the same period in 1994.

The statutory combined ratio (after policyholder dividends) for the first six months of 1995 improved to 94.6 from the 95.7 reported in the first six months of 1994. Improvement in the combined ratio was primarily attributed to a 1.3 point decrease in the underwriting expense ratio. The improvement in underwriting expense ratio was the result of the Company's continuing efforts to improve efficiency and productivity. Wind and hail losses for the first six months of 1995 increased to $16.2 million from $8.9 million for the same period of 1994. The impact of wind and hail losses on the combined ratio was 7.8 points and 4.7 points for the six months ended June 30, 1995 and 1994, respectively. The underwriting gain (on a generally accepted accounting principles basis) was $9.7 million compared with a gain of $6.7 million for the first six months of 1994. On a fully diluted basis, wind and hail losses cost the Company $0.76 per share versus $0.42 per share in the first six months of 1994.

The following table presents the property-casualty's statutory combined ratio by line of business for the three and six months ended June 30, 1995 and 1994:

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                      ----------------------           ---------------------
                                                      1995             1994            1995            1994
                                                      -----            -----           -----           -----
         Personal automobile                           94.7             93.3            94.4            94.8
         Homeowners                                   104.6            115.1           104.1           107.2

            Personal lines                             97.2             98.5            96.8            97.7

         Commercial automobile                         88.9             98.7            93.3            95.5
         Workers' compensation                         61.9             69.9            70.0            79.6
         Other property/liability                      98.2             94.6            97.2            95.5
         Other lines                                   47.5             56.4            50.8            64.9

            Commercial lines                           88.5             89.3            90.2            91.7

            Total                                      94.2             95.3            94.6            95.7

The private passenger auto statutory combined ratio improved to 94.4 for the first six months of 1995 from 94.8 for the same period in 1994. The improvement in the combined ratio for the private passenger auto was due primarily to a 1.2 point reduction in the underwriting expense ratio. The statutory combined ratio for the homeowners line was 104.1 for the first six months of 1995 compared with
107.2 for the same period of 1994. The improvement in the combined ratio for homeowners was due to a 1.8 point improvement in the underwriting expense ratio and 17.2% growth in premiums earned that more than offset increases in losses and loss settlement expenses. The impact of wind and hail losses on the combined ratio for the homeowners line increased to 26.3 points from 16.0 points for the first six months of 1994. Overall, the personal lines statutory combined ratio improved to 96.8 in the first six months of 1995 from 97.7 in the same period of 1994. The statutory combined ratio for commercial lines improved to 90.2 in the first six months of 1995 from 91.7 for the previous year's first half. The improvement in commercial lines was primarily attributable to a 9.6 point reduction in the combined ratio for workers' compensation to 70.0 from 79.6 for the first six months of 1994.

Excess & Surplus Lines

Earned premiums increased to $14.1 million for the first six months of 1995 from $12.3 million for the first six months of 1994. For the quarter only, earned premiums increased 17.8% to $7.4 million from $6.2 million for the same period in 1994. Net written premiums increased 20% to $15.5 million through June 30, 1995 from $12.9 million through June 30, 1994. Direct earned premiums increased 16.8% to $17.9 million for the six months ended June 30, 1995 from $15.3 million for the same period in 1994. As of June 30, 1995, the segment's book of business was comprised of 2.4% personal lines and 97.6% commercial lines. For the first six months of 1994, the business mix was 3.1% personal lines and 96.9% commercial lines.

The statutory combined ratio (after policyholder dividends) was 107.3, which produced an underwriting loss (on a generally accepted accounting principles basis) of $1.2 million for the first six months of 1995. The combined ratio of

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

96.1 for the first half of 1994 resulted in an underwriting gain of $331,000. The combined ratio increased primarily because of a 39.9% increase in losses and loss settlement expenses experienced in the first half of 1995. The loss experience of the first half of 1995 increased the loss ratio 11.3 points from the same half last year.

Income before income taxes for the six months ended June 30, 1995 decreased 44.5% to $1.6 million from $2.9 million; for the three months ended June 30, 1995, income before income taxes decreased to $539,000 from $1.4 million for the three months ended June 30, 1994. Realized investment gains were $2,000 in the first half of 1995 compared with losses of $26,000 for the first six months in 1994. Investment income for the first six months of 1995 increased 8.1% to $2.8 million from $2.6 million for the same period in 1994. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was down slightly to 6.8% compared to 6.9% in the first half of 1994. Invested assets increased 11% from the previous year-end to $88.3 million at June 30, 1995.

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

Revenues for ALLIED Group Mortgage Company (ALLIED Mortgage) in the first half of 1995 decreased 9.2% to $8.5 million from $9.4 million in 1994. The decrease in revenues is primarily attributed to interest income decreasing $1.1 million for the six months ended June 30, 1995. The decrease is due to a lower average balance of securities held for sale in the first half of 1995. Income before income taxes increased 17.7% to $2 million from $1.7 million for the first half of 1994. Income before income taxes for the second quarter was up 28.4% to $1 million from $782,000. The servicing portfolio increased 15.8% to $3 billion at June 30, 1995 from $2.6 billion at June 30, 1994. At December 31, 1994 the servicing portfolio was $3 billion.

Data processing revenues decreased 6% for the first six months of 1995, to $22.6 million from $24 million for the same period of 1994. For the six months ended June 30, 1995, data processing reported a loss before income taxes of $991,000 compared to income before income taxes of $1.3 million for the first half of 1994. The loss before income taxes is primarily due to a 13% decrease in computer processing revenues for the six months ended June 30, 1995.

Investment Income

The investment policy for the Company's insurance segments requires that the fixed maturity portfolios be invested primarily in debt obligations rated "A" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The Company's investment portfolios consisted almost exclusively of fixed income securities, 98% of which had at least an "A" rating from Standard & Poor's (or the equivalent from Moody's) at June 30, 1995. At the end of the first six months of 1995, the fixed maturities portfolios consisted of 99.5% investment-grade securities. The fair value of the Company's investment in

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

fixed maturities held to maturity was $6 million above amortized cost compared with $13.2 million below amortized cost at December 31, 1994. The portfolios contained no commercial or residential real estate or mortgage loans.

Invested assets were up 10.2% to $723 million from $655.9 million at year-end 1994. Six-month consolidated investment income increased 14.5% to $22.9 million from $20 million through June 30, 1994. The Company's pretax rate of return on invested assets was up to 6.7% from last year's 6.5%. The higher interest rate environment of 1994 allowed the Company to reinvest proceeds from maturing investments in investments of similar quality bearing higher interest rates.

As of June 30, 1995, the Company held collateralized mortgage obligation (CMO) investments with a carrying and fair value of $68.8 million compared to a carring value of $70.9 million (fair value $70.1 million) as of June 30, 1994. Substantially all of the Company's CMO investments are in planned amortization class bonds or sequential pay bonds with anticipated durations of approximately 5 years at the time of acquisition. The Company has not invested in the more volatile types of CMO products such as companion or accrual (Z-bond) tranches. All of the Company's CMO investments have an active secondary market; accordingly their effect on the Company's liquidity does not differ from that of other fixed income investments.

Income Taxes

The Company's year-to-date effective income tax rate was down to 28.5% from 28.6% at year-end 1994. The income tax expense for the first six months of 1995 was down to $10 million from $10.2 million for the same period in 1994. The decrease was due in part to lower operating income in 1995.

New Accounting Standard

In May of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS 65, "Accounting for Certain Mortgage Banking
Activities." SFAS 122 eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. This statement is effective for fiscal years beginning after December 15, 1995, on a prospective basis. The Company will adopt SFAS 122 on January 1, 1996 and has determined that the implementation will not have a material effect on its financial statements.

Regulations

The National Association of Insurance  Commissioners'  (NAIC) risk-based capital
(RBC) requirements were adopted by the NAIC in 1993 and require property-casualty companies to calculate and report information under the RBC formula. It is anticipated the Iowa legislature will enact the NAIC's proposal into law in 1996. The RBC formula uses the statutory financial statements to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written, and unearned premium) risk. Based upon the subsidiaries statutory financial statements and management's interpretation of the RBC formula, management believes capital levels are sufficient to support the level of risk inherent in Company operations and are in excess of the minimums required.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

The NAIC's model legislation to govern insurance company investments is in development. An exposure draft was released in August of 1994, and no specfic timetable for completion and adoption of the final model legislation has been determined.

California was the source of 24% of the pool's direct written premiums in 1994. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line exceeded 10%. Since it was passed, Proposition 103 has been the subject of a number of legal and regulatory proceedings for the purpose of clarifying the scope and extent of insurers' rollback obligations. Management of the Company cannot accurately predict the timing of a final determination of legal liability to roll back premiums. Based upon analysis of the rollback regulations issued by the California Department of Insurance, however, management believes it is probable that Company's subsidiaries will not be liable for any material rollback of premiums.

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

In the first half of 1995, operating activities generated cash flows of $41.9 million; in the first six months of 1994, the total was $36.7 million. For both years, the primary source of funds was premium growth in the Company's property-casualty insurance operations.

Funds generated from the operating activities for the first six months of 1995 and 1994 were used primarily to purchase investment-grade fixed securities which accounted for the majority of the investing activities. Operating cash flows were also used to pay $6.7 million of dividends to stockholders in the first six months of 1995. For the same period in 1994, the funds generated from the operating activities were used to repurchase $5.1 million of common stock and to pay dividends to stockholders of $6.3 million.

Financing activities in the first half of 1995 generated funds of $13.4 million. The funds generated from financing activities was primarily from short-term borrowings ALLIED Mortgage made under its Investment and Security Agreement. The proceeds from the borrowings were used to purchase short-term investments (see note 4 of the Notes to Interim Consolidated Financial Statements).

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of June 30, 1995, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

The Company's mortgage banking subsidiary, ALLIED Mortgage, has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used by ALLIED Mortgage to finance its securities held for sale and to purchase servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At June 30, 1995, short-term borrowings amounted to $28 million to be repaid through the subsequent sale of securities inventory and long-term borrowings amounted to $15 million to be repaid over 10 years. ALLIED Mortgage also had $12.3 million of short-term borrowings outstanding under an Investment and Security Agreement to be paid down upon the maturity of the investments which were purchased with the debt proceeds. These notes payable are not guaranteed by the Company. In the normal course of its business, ALLIED Mortgage also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

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

A source of cash flows for the holding company is dividend payments from its subsidiaries. During the first six months of 1995, the Company received dividend payments of $5.5 million from the property-casualty subsidiaries and $313,000 from noninsurance subsidiaries. During the same period of 1994, the Company received dividend payments of $3.3 million from the property-casualty subsidiaries and $438,000 from noninsurance subsidiaries. Holding company dividend payments to common stockholders totaled $3.1 million for the six months ended June 30, 1995, up from $2.7 million for the same period in 1994. In the first half of 1995 and 1994, the Company paid dividends of $1.9 million and $1.8 million on the ESOP Series preferred stock and 6-3/4% Series preferred stock respectively.

In 1990, the ESOP Trust issued notes totaling $35 million (ESOP obligations) to acquire ESOP Series preferred stock for the Company's Employee Stock Ownership Plan (ESOP). In March 1995, the ESOP Trust refinanced its notes with a Term Credit Agreement and Guaranty (Agreement) with two separate commercial banks. The Company guaranteed the ESOP Trust's obligations under the Agreement (see note 4 of Notes to Interim Consolidated Financial Statements). At June 30, 1995, the balance of the obligations was $27.8 million. Company contributions plus dividends on the ESOP Series preferred stock are used by the ESOP Trust to service the ESOP obligations. Dividends and payments for the employee lease fees from its subsidiaries are used by the Company to fund the amounts. In connection with its guarantee of ESOP obligations, the Company is required to maintain minimum stockholders' equity and to comply with certain other financial covenants.

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

                                    PART II



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a)   The Annual Meeting of Stockholders was held on May 9, 1995.

       (b) James W. Callison, Richard O. Jacobson, and John P. Taylor were elected to serve as directors of the Company for a term of three years which expires in 1998. Current directors whose terms expire in 1996 are John E. Evans, William E. Timmons, and Donald S. Willis. Current directors whose terms expire in 1997 are Harold S. Carpenter, Charles I. Colby, and Harold S. Evans.

       (c)   With respect to the voting on the election of directors:

                                                For                     Withheld
                   James W. Callison         14,744,094                  171,917
                   Richard O. Jacobson       14,774,107                  141,904
                   John P. Taylor            14,770,470                  145,541


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)

       10.51 Second Amendment to ALLIED Group Employee Stock Ownership Plan, dated May 15, 1995

       10.52   Intercompany Cash Concentration  Fund Agreement,  dated April 24,
               1995

       11      Statement re Computation of Per Share Earnings.

       27      Financial Data Schedule







       (b) The Company filed no reports on Form 8-K during the second quarter ended June 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALLIED Group, Inc.
                                                       (Registrant)



Date:  August 4, 1995                         /s/        Jamie H. Shaffer
                                         ---------------------------------------
                                         Jamie H. Shaffer, President (Financial)
                                                       and Treasurer

                      ALLIED Group, Inc. and Subsidiaries

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER            ITEM                                                     PAGE


10.51      Second Amendment to ALLIED Group Employee Stock Ownership        19
           Plan, dated May 15, 1995


10.52      Intercompany Cash Concentration Fund Agreement dated
           April 24, 1995                                                   20


11         Statement re Computation of Per Share Earnings                   30


27         Financial Data Schedule                                          31