Form 10-Q
period 1995-09-30
ALLIED GROUP INC
filed 1995-11-06
CIK 774624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995:

                        9,311,402 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                              September 30,       December 31,
                                                                                   1995               1994
                                                                             ----------------    ---------------
Assets

   Investments

     Fixed maturities

       Held to maturity at amortized cost (fair value
         $383,752,263 and $388,486,183)                                      $    375,320,559    $   401,716,819

       Available for sale at fair value (amortized cost
         $327,436,740 and $251,810,148)                                           336,536,324        243,567,793

     Equity securities at fair value (cost $4,385,854
       and $4,374,400)                                                              5,002,888          4,507,163

     Other investments at equity                                                        2,120            458,187

     Short-term investments at cost (note 2 and 3)                                 24,133,705          5,656,327
                                                                             ----------------    ---------------

              Total investments                                                   740,995,596        655,906,289

   Cash                                                                             1,514,458          1,541,280

   Indebtedness from affiliates                                                       646,506            571,725

   Accrued investment income                                                       10,991,375         10,348,751

   Securities held for sale (note 3)                                               20,792,403         15,540,332

   Accounts receivable (less allowance for doubtful accounts
     of $480,651 and $451,089)                                                     75,976,950         68,466,424

   Reinsurance receivables for losses and loss settlement expenses                 22,175,453         20,935,911

   Deferred policy acquisition costs                                               41,915,218         38,269,534

   Prepaid reinsurance premiums                                                     6,890,725          6,380,857

   Equipment                                                                       10,512,906          8,641,858

   Current income taxes recoverable                                                 2,992,105          2,593,629

   Deferred income taxes                                                            3,765,657          9,099,807

   Other assets                                                                    58,069,931         54,454,743
                                                                             ----------------    ---------------

              Total assets                                                   $    997,239,283    $   892,751,140
                                                                             ================    ===============

      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                              September 30,       December 31,
                                                                                   1995               1994
                                                                             ----------------    ---------------
Liabilities

   Losses and loss settlement expenses                                       $    330,045,404    $   310,996,429

   Unearned premiums                                                              197,508,248        180,112,525

   Notes payable to nonaffiliates (note 3)                                         59,240,424         41,540,782

   Notes payable to affiliates (note 2)                                               540,000          2,000,000

   Guarantee of ESOP obligations (note 4)                                          27,770,000         28,150,000

   Outstanding drafts                                                              14,929,581         13,309,164

   Other liabilities                                                               40,317,438         34,761,544
                                                                             ----------------    ---------------

              Total liabilities                                                   670,351,095        610,870,444
                                                                             ----------------    ---------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized
     7,500,000 shares

       6-3/4% Series, 1,827,222 shares issued and outstanding                      37,812,387         37,812,387

       ESOP Series, issued and outstanding 3,056,064 shares in
       1995 and 3,154,244 shares in 1994                                           46,279,916         47,753,129

   Common stock, no par value, $1 stated value,  authorized
     40,000,000  shares, issued and outstanding 9,302,089
     shares in 1995 and 8,999,661 shares in 1994                                    9,302,089          8,999,661

   Additional paid-in capital                                                     102,924,578         98,926,297

   Retained earnings                                                              148,814,524        119,752,032

   Unrealized appreciation (depreciation) of investments (net of deferred income tax (expense) benefit of ($3,428,677)
     and $2,868,709)                                                                6,287,940         (5,240,883)

   Unearned compensation related to ESOP                                          (24,533,246)       (26,121,927)
                                                                             ----------------    ---------------

              Total stockholders' equity                                          326,888,188        281,880,696
                                                                             ----------------    ---------------

                 Total liabilities and stockholders' equity                  $    997,239,283    $   892,751,140
                                                                             ================    ===============



      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                        Consolidated Statements of Income

                                              Three Months Ended                       Nine Months Ended
                                                 September 30,                           September 30,
                                      -----------------------------------    -----------------------------------
                                           1995                1994                1995                1994
                                      ---------------     ---------------    ----------------    ---------------
Revenues

   Premiums earned                    $   115,767,923     $   104,762,265    $    336,831,843    $   304,856,001

   Investment income                       12,395,941          10,346,642          35,335,208         30,380,783

   Realized investment
     (losses) and gains                       (24,434)             29,719             238,121          3,103,264

   Income from affiliates (note 2)          1,443,617           1,205,621           3,748,567          3,564,529

   Other income                            10,575,825          10,755,496          30,967,027         32,279,613
                                      ---------------     ---------------    ----------------    ---------------

                                          140,158,872         127,099,743         407,120,766        374,184,190
                                      ---------------     ---------------    ----------------    ---------------

Losses and expenses

   Losses and loss settlement
     expenses                              82,399,795          74,859,727         234,378,450        210,417,623

   Amortization of deferred policy
     acquisition costs                     25,444,716          23,070,337          74,072,535         67,222,087

   Other underwriting expenses              3,667,624           5,708,256          15,632,530         19,073,244

   Other expenses                           9,380,423           7,868,546          27,672,317         24,951,505

   Interest expense                           250,307             477,206           1,174,801          1,867,244
                                      ---------------     ---------------    ----------------    ---------------

                                          121,142,865         111,984,072         352,930,633        323,531,703
                                      ---------------     ---------------    ----------------    ---------------

   Income before income taxes              19,016,007          15,115,671          54,190,133         50,652,487
                                      ---------------     ---------------    ----------------    ---------------

Income taxes

   Current                                  4,967,790           3,445,782          16,607,719         14,681,675

   Deferred                                   643,059             857,129            (963,236)          (149,097)
                                      ---------------     ---------------    ----------------    ---------------

                                            5,610,849           4,302,911          15,644,483         14,532,578
                                      ---------------     ---------------    ----------------    ---------------

Net income                            $    13,405,158     $    10,812,760    $     38,545,650    $    36,119,909
                                      ===============     ===============    ================    ===============

Net income applicable to
   common stock                       $    11,603,985     $     8,988,874    $     33,114,945    $    30,633,562
                                      ===============     ===============    ================    ===============

Earnings per share

   Primary                            $          1.25     $          1.00    $           3.62    $          3.40
                                      ===============     ===============    ================    ===============

   Fully diluted                      $           .90     $           .72    $           2.59    $          2.42
                                      ===============     ===============    ================    ===============

                       ALLIED Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             -----------------------------------
                                                                                   1995                1994
                                                                             ----------------    ---------------
Cash flows from operating activities
   Net  income                                                               $     38,545,650    $    36,119,909
   Adjustments to reconcile net income to net cash provided by operating activities
      Losses and loss settlement expenses                                          19,048,975         18,938,996
      Unearned premiums, net                                                       16,885,855         18,103,426
      Deferred policy acquisition costs                                            (3,645,684)        (4,024,918)
      Accounts receivable, net                                                     (8,750,068)       (11,196,966)
      Depreciation and amortization                                                 6,807,646          5,429,581
      Realized investment gains                                                      (238,121)        (3,103,264)
      Securities held for sale, net                                                  (372,429)         6,735,091
      Indebtedness with affiliates                                                    (74,781)         2,364,803
      Accrued investment income                                                      (642,624)        (1,119,236)
      Other assets                                                                 (2,932,892)        (9,853,784)
      Unearned compensation related to ESOP                                         1,588,681          1,272,719
      Income taxes
       Current                                                                       (398,476)        (1,219,600)
       Deferred                                                                      (963,236)          (149,097)
      Other, net                                                                    4,294,207          1,572,444
                                                                             ----------------    ---------------

              Net cash provided by operating activities                            69,152,703         59,870,104
                                                                             ----------------    ---------------

Cash flows from investing activities
   Purchase of fixed maturities
     Held to maturity                                                                     ---       (104,232,247)
     Available for sale                                                          (119,214,779)       (50,775,328)
   Purchase of equity securities                                                     (260,334)          (778,898)
   Purchase of equipment                                                           (5,713,664)        (3,890,004)
   Sale of fixed maturities
     Held for maturity                                                                    ---          5,732,673
     Available for sale                                                            32,322,910         40,414,145
   Maturities, calls, and principal reductions of fixed maturities
     Held to maturity                                                              25,509,953         37,978,096
     Available for sale                                                            11,350,364         17,506,066
   Sale of equity securities                                                          238,890                ---
   Short-term investments, net                                                    (18,477,378)           104,570
   Sale of other investment                                                               ---          9,395,168
   Sale of equipment                                                                  360,175            262,281
                                                                             ----------------    ---------------

              Net cash used in investing activities                               (73,883,863)       (48,283,478)
                                                                             ----------------    ---------------

Cash flows from financing activities
   Notes payable to nonaffiliates, net                                             12,820,000            275,000
   Notes payable to affiliates, net                                                (1,460,000)          (300,000)
   Issuance of common stock                                                         2,827,496            890,659
   Repurchase of common stock                                                             ---         (5,143,003)
   Dividends paid to stockholders, net of income tax benefit                       (9,483,158)        (8,851,466)
                                                                             ----------------    ---------------

              Net cash provided by (used in) financing activities                   4,704,338        (13,128,810)
                                                                             ----------------    ---------------

Net decrease in cash                                                                  (26,822)        (1,542,184)
   Cash at beginning of year                                                        1,541,280          2,843,220
                                                                             ----------------    ---------------

   Cash at end of quarter                                                    $      1,514,458    $     1,301,036
                                                                             ================    ===============

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

At September 30, 1995, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 27.6% of the outstanding voting stock of the Company. ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.2% of the voting stock of the Company.

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

(2) Transactions with Affiliates

The Company leases employees to its subsidiaries and ALLIED Mutual and certain of ALLIED Mutual's subsidiaries pursuant to the terms of the Intercompany Operating Agreement. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. The Company received revenues of $1,877,808 and $1,766,606 for employees leased to affiliates for the nine months ended September 30, 1995 and 1994, respectively, which are included in income from affiliates.

ALLIED Group Information Systems, Inc. provides data processing and other services for ALLIED Mutual and its subsidiaries. Included in income from affiliates are revenues of $1,870,759 and $1,797,923 relating to services performed for ALLIED Mutual and subsidiaries for the first three quarters of 1995 and 1994, respectively.

ALLIED Mutual participates with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement that covers the property-casualty segment's share of pooled losses up to $5,000,000 in excess of $5,000,000. ALLIED Mutual's and the reinsurance company's participations in such agreement are 90% and 10%, respectively. Premiums paid by the property-casualty segment to ALLIED Mutual were $1,675,627 and $1,461,348 in the first nine months of 1995 and 1994, respectively. There were recoveries of $2,432,437 and $2,043,773 from ALLIED Mutual under the agreement in the first nine months of 1995 and 1994, respectively.

The Company and its affiliates pool their excess cash into a short-term investment fund (the fund), pursuant to the Intercompany Cash Concentration Fund Agreement. The fund also issues short-term loans (30 days or less) to affiliated companies in accordance with the current intercompany borrowing policy. The Company and its affiliates pay a management fee (5 basis points of invested assets) to the fund administrator, which is offset against investment income. The fund administrator is AID Finance Services, Inc., an affiliate of the Company and a wholly owned subsidiary of ALLIED Mutual.

                       ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

At September 30, 1995, the Company had $4,183,383 invested in the fund and had several unsecured notes payable to the fund totaling $540,000. The interest rates on the borrowings range from 6.0% to 9.0%.

The Company had interest income from affiliates of $259,195 and $215,294 in the first nine months of 1995 and 1994, respectively. Interest expense with affiliates was $88,803 and $80,219 in the first three quarters of 1995 and 1994, respectively.

(3) Notes Payable to Nonaffiliates

At September 30, 1995, ALLIED Group Mortgage Company (ALLIED Mortgage) had borrowed $30,740,424 under the terms of three separate mortgage loan warehousing agreements with different commercial banks. Under the terms of the agreements, ALLIED Mortgage can borrow up to the lesser of $67,000,000 or 98% of the mortgage credit base. At September 30, 1995, the outstanding borrowings of ALLIED Mortgage were secured by $20,792,403 of pledged mortgage loans held for sale. Interest rates applicable to ALLIED Mortgage's borrowing arrangements vary with the level of investable deposits maintained at the respective commercial banks.

On June 28, 1995, ALLIED Mortgage entered into an Investment and Security Agreement with a commercial bank to borrow up to $15,000,000. The borrowings are reinvested in certificates of deposit issued by the lender or obligations issued or guaranteed by the United States Government. ALLIED Mortgage had an outstanding balance of $15,000,000 at the end of the third quarter of 1995. Interest on the outstanding balance is due and payable upon maturity of the investments which were purchased with the debt proceeds. All borrowings and investments mature within 30 days after acquisition.

ALLIED Mortgage had $13,500,000 of 8.4% senior secured notes outstanding as of September 30, 1995. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1,500,000 each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $3,000,000 committed credit facility through a line of credit agreement with AMCO Insurance Company that expires March 1996. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks. There was no outstanding balance at September 30, 1995. All borrowings with the Federal Home Loan Bank of Des Moines are secured by United States Government securities.

(4) Guarantee of ESOP Obligations

Effective March 13, 1995, the ESOP Trust refinanced its $28,150,000 Remarketed Floating Rate Notes under the terms of a Term Credit Agreement and Guaranty (the Agreement) with two separate commercial banks. The notes under the Agreement mature July 12, 2005 and interest rates applicable to the borrowings are adjusted at the beginning of each interest period. The interest periods may range from one to three months depending on the interest rate selected. The Company has guaranteed the ESOP Trust's obligations under the terms of the Agreement. The Agreement includes various financial and operating covenants with which the Company must comply. At September 30, 1995 the Company's guarantee of ESOP obligations was $27,770,000.

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

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                             -----------------------------------
                                                                                   1995                1994
                                                                             ----------------    ---------------
Revenues (1)
  Property-casualty                                                          $    349,250,660    $   319,659,178
  Excess & surplus lines                                                           26,185,400         22,872,712
  Eliminations and other (2)                                                       31,684,706         31,652,300
                                                                             ----------------    ---------------
            Total                                                            $    407,120,766    $   374,184,190
                                                                             ================    ===============

Income before income taxes (1)
  Property-casualty                                                          $     47,984,963    $    41,758,464
  Excess & surplus lines                                                            3,367,582          4,025,395
  Eliminations and other (2)                                                        2,837,588          4,868,628
                                                                             ----------------    ---------------
            Total                                                            $     54,190,133    $    50,652,487
                                                                             ================    ===============

                                                                                September 30,       December 31,
                                                                                   1995                1994
                                                                             ----------------    ---------------
Assets
  Property-casualty                                                          $    820,515,059    $   749,759,680
  Excess & surplus lines                                                          116,726,564        105,721,707
  Eliminations and other (2)                                                       59,997,660         37,269,753
                                                                             ----------------    ---------------
             Total                                                           $    997,239,283    $   892,751,140
                                                                             ================    ===============



(1)  Including realized investment gains or losses.
(2)  Segment information for 1994 was restated to conform to 1995 presentation.

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

ALLIED Group, Inc. (the Company) is a regional holding company. Its largest segment includes three property-casualty insurance companies that write primarily personal lines of insurance in the central and western states. The Company's other reportable segment is excess & surplus lines insurance. Property-casualty insurance was the most significant segment, accounting for 85.8% of consolidated revenues for the nine months ended September 30, 1995. The property-casualty segment participates in a reinsurance pooling agreement with ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company. The agreement generally provides that the property-casualty insurance business is combined and then prorated among the participants according to predetermined percentages. Participation percentages are based on certain factors such as capitalization and business produced by the respective companies. The segment's participation is currently 64% in the reinsurance pool.

As of September 30, 1995, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 27.6% of the outstanding voting stock, and ALLIED Mutual controlled 18.2% of the voting stock of the Company.

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

Results of Operations

Consolidated revenues for the nine months ended September 30, 1995 were $407.1 million, up 8.8% over the $374.2 million reported for the first nine months of 1994. Excluding the effects of the 1994 sale of MidAmerica Financial Corporation (MidAmerica), the growth in consolidated revenues for the nine months ended September 30, 1995 was 9.7%. Consolidated revenues for the third quarter of 1995 increased 10.3% to $140.2 million from $127.1 million for the same quarter in 1994. The increase in consolidated revenues was primarily because of the 10.5% growth in premiums earned for the nine months ended September 30, 1995.

Income before income taxes for the first nine months of 1995 was up to $54.2 million from $50.7 million for the same period in 1994. For the third quarter only, income before income taxes was up 25.8% to $19 million from $15.1 million for the same quarter in 1994. Income before income taxes was up primarily due to the growth in premiums earned and improved underwriting results. The property-casualty segment was the dominant contributor to improved operating results with an increase of $6.2 million.

Net income was up 6.7% to $38.5 million, bringing fully diluted earnings per share to $2.59 for the nine months ended September 30, 1995, from $36.1 million for the corresponding period in 1994. Fully diluted earnings per share before net realized gains were $2.58 for the first nine months of 1995 compared with $2.27 for the same period of 1994. Book value per share increased to $22.58 from $21.81 and $19.68 at June 30, 1995 and December 31, 1994, respectively.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

The statutory combined ratio for the Company's  insurance  operation improved to
95.8 from 96.8 for the nine months ended September 30, 1994. The improvement was due to a 1.5 point improvement in the underwriting expense ratio that more than offset the increase in the loss and loss adjusting expense ratio. For the nine months ended September 30, 1995, the loss and loss adjusting ratio increased 0.6 points to 69.6 from 69.0 for the same period last year.


Property-casualty

Revenues for the property-casualty segment increased to $349.3 million from $319.7 million for the nine months ended September 30, 1995 and 1994, respectively. Realized investment gains for the first nine months of 1994 includes a pretax gain of $3 million from the sale of MidAmerica. For the third quarter only, revenues increased to $119.6 million from $108.6 million for the same quarter in 1994. Direct premiums earned for the segment were $321.1 million for the first nine months of 1995 compared with $282.6 million one year earlier. Premiums earned increased 10.2% for the first nine months of 1995 to $315 million from $285.9 million; premiums earned for the quarter ended September 30, 1995 increased 10.2% to $108 million from $98.1 million for the same quarter in 1994. The increase in premiums earned resulted primarily from growth in insurance exposure.

Pooled net premiums written (including ALLIED Mutual) totaled $519.8 million, a 9.2% increase over production in the first nine months of 1994. The average premium per policy for personal lines was up 3% from the first nine months of 1994 to $581 while the policy count grew 7.2%. The average premium per policy for commercial lines excluding crop-hail increased 3.1% from the first nine months of 1994 to $1,078 and the policy count was up 4.6%. Premiums earned for the property-casualty segment were 65.7% personal lines and 34.3% commercial lines in the first nine months of 1995. The business mix for the first nine months of 1994 was 65.3% personal lines and 34.7% commercial lines.

Income before income taxes increased to $48 million from $41.8 million in the first nine months of 1994 primarily due to improved underwriting results and increased premiums earned. Income before income taxes for the third quarter only increased 32.3% to $15.6 million from $11.8 milion in 1994. The increase in the third quarter income before income taxes was primarily due to a $4.4 million decrease in wind and hail losses. Investment income for the first nine months of 1995 was $28.9 million compared to $26.1 million for the same period in 1994. The pretax yield on invested assets was 6.5% for the nine months ended September 30, 1995 and 1994. Realized investment gains were $245,000 compared with $3.2 million in the first nine months of 1994. Other income for the first nine months of 1995 increased to $5.1 million from $4.6 million for the same period in 1994.

The statutory combined ratio (after policyholder dividends) for the first nine months of 1995 improved to 95.2 from the 96.7 reported in the first nine months of 1994. Improvement in the combined ratio was primarily attributed to a 1.5 point decrease in the underwriting expense ratio. Wind and hail losses for the first nine months of 1995 increased to $24.6 million from $21.7 million for the same period of 1994, but for the third quarter, wind and hail losses decreased 34.2% to $8.4 million in 1995 from $12.8 million in 1994. The impact of wind and hail losses on the combined ratio was 7.8 points and 7.6 points for the nine months ended September 30, 1995 and 1994, respectively. The underwriting gain (on a generally accepted accounting principles basis) was $13.7 million compared with a gain of $8 million for the first nine months of 1994. On a third quarter basis, the underwriting gain for 1995 was $4.0 million compared to $1.3 million in 1994 primarily due to lower wind and hail losses. On a fully diluted basis,

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

wind and hail losses cost the Company $1.16 per share versus $1.02 per share in the first nine months of 1994. For the quarter ended September 30, 1995, the effect of wind and hail losses on fully diluted earnings was $0.39 per share compared to $0.61 per share for the same quarter in 1994.

The following table presents the property-casualty's statutory combined ratio by line of business for the three and nine months ended September 30, 1995 and 1994:

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                      ---------------------         ----------------------
                                                        1995         1994             1995          1994
                                                       ------       ------           ------        ------
         Personal automobile                            95.9         97.6             94.9          95.8
         Homeowners                                    103.2        115.5            103.8         110.0

            Personal lines                              97.9        102.0             97.2          99.2

         Commercial automobile                          93.6         99.2             93.4          96.8
         Workers' compensation                          81.4         72.9             73.7          77.2
         Other property/liability                       99.2         99.1             97.9          96.7
         Other lines                                    48.8         46.5             50.1          58.6

            Commercial lines                            94.0         92.4             91.5          91.9

              Total                                     96.5         98.6             95.2          96.7


The private passenger auto statutory combined ratio improved to 94.9 for the first nine months of 1995 from 95.8 for the same period in 1994. The improvement in the combined ratio for the private passenger auto was primarily due to a 1.4 point reduction in the underwriting expense ratio. The statutory combined ratio for the homeowners line was 103.8 for the first nine months of 1995 compared with 110.0 for the same period of 1994. The improvement in the combined ratio for homeowners was primarily due to a 4.3 point improvement in the loss and loss adjusting expense ratio. The impact of wind and hail losses on the combined ratio for the homeowners line increased slightly to 25.1 points from 25.0 points for the first nine months of 1994. For the third quarter ended September 30, 1995, the statutory combined ratio for homeowner lines improved 12.3 points to
103.2. The improvement was primarily due to a 10.1 improvement in the loss and loss adjusting expense ratio for the quarter ended September 30, 1995. The impact of wind and hail losses on the combined ratio in the third quarter of 1995 and 1994 was 22.9 points and 42.1 points, respectively. Overall, the personal lines statutory combined ratio improved to 97.2 in the first nine months of 1995 from 99.2 in the same period of 1994. The statutory combined ratio for commercial lines improved to 91.5 in the first nine months of 1995 from 91.9 for nine months of 1994. The improvement in commercial lines was primarily attributable to the results achieved in commercial auto and workers' compensation.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

Excess & Surplus Lines

Premiums earned increased to $21.9 million for the first nine months of 1995 from $19 million for the first nine months of 1994. For the quarter only, premiums earned increased 15.6% to $7.7 million from $6.7 million for the same period in 1994. Net premiums written increased 15.7% to $23 million through September 30, 1995 from $19.9 million through September 30, 1994. Direct premiums earned increased 16.1% to $27.5 million for the nine months ended September 30, 1995 from $23.7 million for the same period in 1994. As of September 30, 1995, the segment's book of business was comprised of 2.3% personal lines and 97.7% commercial lines. For the first nine months of 1994, the business mix was 2.9% personal lines and 97.1% commercial lines.

The statutory combined ratio (after policyholder dividends) was 103.6, which produced an underwriting loss (on a generally accepted accounting principles basis) of $951,000 for the first nine months of 1995. The combined ratio of 98.3 for the first three quarters of 1994 resulted in an underwriting gain of $133,000. The combined ratio increased primarily because of a 29.2% increase in losses and loss settlement expenses experienced in the first nine months of 1995. The loss experience of the first nine months of 1995 increased the loss ratio 8.8 points from the same period last year.

Income before income taxes for the nine months ended September 30, 1995 decreased 16.3% to $3.4 million from $4 million; for the three months ended September 30, 1995, income before income taxes increased to $1.7 million from $1.1 million for the three months ended September 30, 1994. Realized investment gains were $3,000 in the first nine months of 1995 compared with losses of $25,000 for the first nine months in 1994. Investment income for the first nine months of 1995 increased 10.2% to $4.3 million from $3.9 million for the same period in 1994. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was down slightly to 6.8% compared to 6.9% in the first nine months of 1994. Invested assets increased 12.9% to $89.9 million at September 30, 1995 from the previous year-end.


Noninsurance Operations

Prior to January 1, 1995, the Company disclosed certain noninsurance operations (investment services and data processing) as reportable segments in accordance with Statement of Financial Accounting Standards (SFAS) 14, "Financial Reporting for Segments of a Business Enterprise" and Regulation S-K. In 1995, the noninsurance operations are not reported as segments since they did not meet the reporting requirements of SFAS 14 for any of the periods presented. Management does not anticipate that their results of operations and financial position will qualify them as segments in the future.

Revenues for ALLIED Group Mortgage Company (ALLIED Mortgage) in the first nine months of 1995 decreased to $13.1 million from $13.4 million for the same period in 1994. Income before income taxes increased 10.7% to $3.2 million from $2.9 million for the first nine months of 1994. Income before income taxes for the third quarter increased slightly to $1.3 million from $1.2 million. The servicing portfolio increased 14.1% to $3 billion at September 30, 1995 from $2.7 billion at September 30, 1994. At December 31, 1994 the servicing portfolio was $3 billion.

Data processing revenues decreased 6.9% for the first nine months of 1995, to $34.5 million from $37.1 million for the same period of 1994. For the nine months ended September 30, 1995, data processing reported a loss before income

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

taxes of $826,000 compared to income before income taxes of $2.4 million for the first three quarters of 1994. The loss before income taxes is primarily due to a 13.8% decrease in computer processing revenues for the nine months ended September 30, 1995.

Investment Income

The investment policy for the Company's insurance segments requires that the fixed maturity portfolios be invested primarily in debt obligations rated "A" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The Company's investment portfolios consisted almost exclusively of fixed income securities, 98.4% of which had at least an "A" rating from Standard & Poor's (or the equivalent from Moody's) at September 30, 1995. At the end of the first nine months of 1995, the fixed maturities portfolios consisted of 99.8% investment-grade securities. The fair value of the Company's investment in fixed maturities held to maturity was $8.4 million above amortized cost compared with $13.2 million below amortized cost at December 31, 1994. The investment portfolios contained no commercial or residential real estate or mortgage loans.

Invested assets were up 13% to $741 million from $655.9 million at year-end 1994. Nine-month consolidated investment income increased 16.3% to $35.3 million from $30.4 million through September 30, 1994. The Company's pretax rate of return on invested assets was up to 6.7% from last year's 6.5%. The higher interest rate environment of 1994 allowed the Company to reinvest proceeds from maturing investments in investments of similar quality bearing higher interest rates.

As of September 30, 1995, the Company held  collateralized  mortgage  obligation
(CMO) investments with a carrying of $68.4 million (fair value $68.3 million) compared to a carrying value of $70 million (fair value $68.5 million) as of September 30, 1994. Substantially all of the Company's CMO investments are in planned amortization class bonds or sequential pay bonds with anticipated durations of approximately 5 years at the time of acquisition. The Company has not invested in the more volatile types of CMO products such as companion or accrual (Z-bond) tranches. All of the Company's CMO investments have an active secondary market; accordingly their effect on the Company's liquidity does not differ from that of other fixed income investments.

Income Taxes

The Company's year-to-date effective income tax rate was up slightly to 28.9% from 28.6% at year-end 1994. The income tax expense for the first nine months of 1995 was up to $15.6 million from $14.5 million for the same period in 1994. The increase was due in part to improved operating income in 1995.

New Accounting Standard

In May of 1995, the Financial Accounting Standards Board (FASB) issued SFAS 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS 65, "Accounting for Certain Mortgage Banking Activities." SFAS 122 eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

transactions. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. This statement is effective for fiscal years beginning after December 15, 1995, on a prospective basis. The Company will adopt SFAS 122 on January 1, 1996 and has determined that the implementation will not have a material effect on its financial statements.

The FASB has announced that it will issue an implementation guide entitled, "FASB Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," in November of 1995. The Company adopted Statement 115 on December 31, 1993. The FASB has stated that the guide will include transition guidance that would permit an enterprise to reassess the appropriateness of the classifications of all securities held upon the issuance of the Special Report but no later than December 31, 1995. Once the Special Report is issued, the Company plans to reassess its classifications of its investments and may transfer additional securities from held-to-maturity to available-for-sale prior to December 31, 1995. At the time of transfer, any unrealized gain or loss on investments previously held-to-maturity will be recorded as a component of stockholders' equity.

Regulations

As of September 30, 1995, California was the source of 24% of the pool's direct written premiums. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line exceeded 10%. Since it was passed, Proposition 103 has been the subject of a number of legal and regulatory proceedings for the purpose of clarifying the scope and extent of insurers' rollback obligations. Management of the Company cannot accurately predict the timing of a final determination of legal liability to roll back premiums. Based upon analysis of the rollback regulations issued by the California Department of Insurance, however, management believes it is probable that Company's subsidiaries will not be liable for any material rollback of premiums.

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

In the first nine months of 1995, operating activities generated cash flows of $69.2 million; in the first nine months of 1994, the total was $59.9 million. For both years, the primary source of funds was premium growth in the Company's property-casualty insurance operations.

Funds generated from the operating activities for the first nine months of 1995 and 1994 were used primarily to purchase investment-grade fixed securities which accounted for the majority of the investing activities. In the first three quarters of 1995, all fixed securities purchased were recorded in the available for sale investment portfolio. Operating cash flows were also used to pay $10.1 million of dividends to stockholders in the first nine months of 1995. For the same period in 1994, the funds generated from the operating activities were used to repurchase $5.1 million of common stock and to pay dividends to stockholders of $9.5 million.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

Financing activities in the first nine months of 1995 generated funds of $4.7 million. The funds generated from financing activities was primarily from short-term borrowings ALLIED Mortgage made under its Investment and Security Agreement. The proceeds from the borrowings were used to purchase short-term investments (see note 3 of the Notes to Interim Consolidated Financial Statements).

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of September 30, 1995, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

The Company's mortgage banking subsidiary, ALLIED Mortgage, has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used by ALLIED Mortgage to finance its securities held for sale and to purchase servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At September 30, 1995, short-term borrowings amounted to $30.7 million to be repaid through the subsequent sale of securities inventory and long-term borrowings amounted to $13.5 million to be repaid over the next 9 years. ALLIED Mortgage also had $15 million of short-term borrowings outstanding under an Investment and Security Agreement to be paid down upon the maturity of the investments which were purchased with the debt proceeds. These notes payable are not guaranteed by the Company. In the normal course of its business, ALLIED Mortgage also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

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

A source of cash flows for the holding company is dividend payments from its subsidiaries. During the first nine months of 1995, the Company received dividend payments of $8.3 million from the property-casualty subsidiaries and $332,000 from noninsurance subsidiaries. During the same period of 1994, the Company received dividend payments of $5.5 million from the property-casualty subsidiaries and $557,000 from noninsurance subsidiaries. Holding company dividend payments to common stockholders totaled $4.7 million for the nine months ended September 30, 1995, up from $4 million for the same period in 1994. In the first three quarters of 1995 and 1994, the Company paid dividends of $2.6 million on the 6-3/4% Series preferred stock. The Company also paid dividends of $2.8 million and $2.9 million on the ESOP Series preferred stock in the nine months ended September 30, 1995 and 1994, respectively.

In 1990, the ESOP Trust issued notes totaling $35 million (ESOP obligations) to acquire ESOP Series preferred stock for the Company's Employee Stock Ownership Plan (ESOP). In March 1995, the ESOP Trust refinanced its notes with a Term Credit Agreement and Guaranty (Agreement) with two separate commercial banks. The Company guaranteed the ESOP Trust's obligations under the Agreement (see note 4 of Notes to Interim Consolidated Financial Statements). At September 30, 1995, the balance of the obligation was $27.8 million. Company contributions

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

plus dividends on the ESOP Series preferred stock are used by the ESOP Trust to service the ESOP obligations. Dividends and payments for the employee lease fees from its subsidiaries are used by the Company to fund the amounts. In connection with its guarantee of ESOP obligations, the Company is required to maintain minimum stockholders' equity and to comply with certain other financial covenants.

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

                                     PART II



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)

     10.30 First Amendment to the Term Credit Agreement and Guaranty, dated October 12, 1995.

     10.53 Amendment to the Nonqualified Stock Option Plan, dated October 20, 1995.

     11      Statement re Computation of Per Share Earnings.

     27      Financial Data Schedule







     (b) The Company filed no reports on Form 8-K during the third quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALLIED Group, Inc.
                                                      (Registrant)



Date:  November 3, 1995                      /s/        Jamie H. Shaffer
                                        --------------------------------------
                                        Jamie H. Shaffer, President (Financial)
                                                      and Treasurer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER            ITEM                                                    PAGE


10.30             First Amendment to the Term Credit Agreement and         20
                   Guaranty, dated October 12, 1995.

10.53             Amendment to the Nonqualified Stock Option Plan,
                   dated October 20, 1995.                                 21

11                Statement re Computation of Per Share Earnings           22

27                Financial Data Schedule                                  23