Form 10-K
period 1995-12-31
ALLIED GROUP INC
filed 1996-03-12
CIK 774624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1995     Commission File Number 0-14243



                               ALLIED Group, Inc.
             (Exact name of registrant as specified in its charter)

                                      Iowa
         (State or other jurisdiction of incorporation or organization)

                                   42-0958655
                      (I.R.S. Employer Identification No.)

     701 Fifth Avenue, Des Moines, Iowa                               50391-2000
  (Address of principal executive offices)                            (Zip Code)

                                  515-280-4211
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 1996 the number of Registrant's Common Stock, no par value, outstanding was 9,496,465. The aggregate market value of the Common Stock of the Registrant (based on the average bid and asked prices at closing) held by nonaffiliates at February 29, 1996 was $392,458,345.

                       Documents Incorporated By Reference

The Registrant's definitive proxy statement (1996 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, is incorporated by reference under Part III.

                The index to the exhibits is located on page 78.

                        This document contains 211 pages.

                                TABLE OF CONTENTS

                                     Part I

Item    1.  Business.........................................................  3
Item    2.  Properties........................................................18
Item    3.  Legal Proceedings.................................................19
Item    4.  Submission of Matters to a Vote of Security Holders...............19


                                     Part II

Item    5.  Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................20
Item    6.  Selected Financial Data...........................................21
Item    7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................22
Item    8.  Financial Statements and Supplementary Data.......................30
Item    9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................59


                                    Part III

Item   10.  Directors and Executive Officers of the Registrant................60
Item   11.  Executive Compensation............................................60
Item   12.  Security Ownership of Certain Beneficial Owners and Management....60
Item   13.  Certain Relationships and Related Transactions....................60


                                     Part IV

Item   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..61
Index to Financial Statement Schedules........................................61
Signatures....................................................................77
Index to Exhibits.............................................................78

                                     Part I

Item 1.  Business

ALLIED Group, Inc. (the Company) was incorporated in 1971 as an Iowa corporation and operates as a regional insurance holding company headquartered in Des Moines, Iowa. At year-end 1995, The ALLIED Group Employee Stock Ownership Trust owned 26.9% of the outstanding voting stock of the Company. ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18% of the voting stock of the Company. The Company has two reportable business segments: property-casualty insurance and excess & surplus lines insurance. Property-casualty insurance was the most significant segment in 1995, accounting for 85.4% of consolidated revenues. The Company's segment information is contained in note 18 of Notes to Consolidated Financial Statements.

Property-casualty Insurance

The Company's  property-casualty  segment operates  through three  subsidiaries:
AMCO Insurance Company (AMCO), ALLIED Property and Casualty Insurance Company (ALLIED Property and Casualty), and Depositors Insurance Company (Depositors), which underwrite personal lines (primarily automobile and homeowners) and small commercial lines. The property-casualty segment operates exclusively in the United States; primarily in the central and western states. The segment and ALLIED Mutual pool their property-casualty business. See notes 4 and 6 of Notes to Consolidated Financial Statements and "Business-Relationship with ALLIED Mutual-Pooling Agreement."

A.M. Best has assigned a rating of A+ (superior) to each of the Company's property-casualty subsidiaries and to ALLIED Mutual for 1995 with respect to their financial strength and their ability to meet policyholder and other contractual obligations based on the review of the pool's 1994 statutory results and operating performance.

The profitability of the property-casualty segment is affected by many factors, including industry price competition, the severity and frequency of weather-related claims, the adequacy of prior-year estimates of loss and loss settlement expense reserves, court decisions that define the extent of coverage and the compensation awarded for injuries and losses, insurance laws and regulations, fluctuations in the financial markets, interest rates, reinsurance costs, and general business and economic conditions.

The Company pursues a strategy of growth in personal lines of insurance, which it sells predominantly in central and western United States, primarily through a system of more than 2,100 independent agencies, a growing number of which represent the property-casualty subsidiaries of the Company on an exclusive basis for their personal lines of insurance. For the year ended December 31, 1995, 65.7% of the property-casualty subsidiaries' net earned premiums were attributable to personal lines of insurance. While the majority of the Company's revenues are attributable to personal lines, the Company also writes commercial lines of insurance for small businesses through such agents. Because the Company's primary focus, and primary market served by its independent agency force, is personal lines of insurance and because the Company perceives the risks to be greater in commercial lines, the Company has been conservative in the types of commercial risks it underwrites and in the pricing therefor. Historically, this has resulted in the Company writing less commercial business than it might otherwise have if it adopted a more aggressive strategy in commercial lines. It has also resulted in a lower combined ratio for the commercial lines compared with its core personal lines business.

The property-casualty segment markets its products through three distribution systems: independent agencies, exclusive agencies, and direct response marketing. Generally, AMCO writes, through independent agencies, personal and commercial property-casualty insurance lines, consisting primarily of private passenger automobile and homeowners, with lesser emphasis on special multiple peril, workers' compensation, inland marine, and other miscellaneous lines of business. ALLIED Property and Casualty generally writes personal lines insurance products through agents who sell ALLIED Property and Casualty personal lines exclusively, and Depositors generally writes personal lines through a direct mail and telemarketing agency, ALLIED Group Insurance Marketing Company, an affiliate of ALLIED Mutual.

Neither the insurance subsidiaries in the property-casualty segment nor ALLIED Mutual appoint managing general agents, and each retains all underwriting, claims, and reinsurance authority. While the insurers provide contractual binding authority to most agents, such authority is subject to express limitations on the nature, type, and extent of each risk. With respect to the ability of the agents to bind the insurers, the insurers have no right to reject any contracts entered into by the agents even if the agent exceeds the express limitations; however, such instances occur infrequently, and constitute no material financial risk to the Company.

The pooling agreement provides that ALLIED Mutual, ALLIED Property and Casualty, and Depositors cede to AMCO (pool administrator) premiums, losses, allocated loss settlement expenses, commissions, premium taxes, service charge income, and dividends to policyholders and assume from AMCO an amount of this pooled property-casualty business equal to their participation in the pooling agreement. ALLIED Mutual's crop hail business is not pooled. AMCO pays certain underwriting expenses, unallocated loss settlement expenses, and premium collection expenses for all of the pool participants and receives a fee equal to a specified percentage of premiums as well as a contingent fee based on the attainment of certain combined ratios from each of the pool participants.

The pooling arrangement provides ALLIED Mutual, ALLIED Property and Casualty, and Depositors more predictable expense levels by limiting such expenses to a specified percentage of their premiums. AMCO has opportunities to profit from the efficient administration of such underwriting, loss settlement, and premium collection activities and to provide similar services to nonaffiliated insurance companies in the future. The property-casualty segment's participation in the pool in 1995, 1994, and 1993 was 64%. As of December 31, 1995, the statutory capital and surplus of ALLIED Mutual and AMCO was $229,848,488 and $196,568,115, respectively.

The following table sets forth statutory basis and generally accepted accounting
principles  (GAAP)  basis   information  for  the  Company's   property-casualty
subsidiaries for the years indicated.

                                                                            At or for the year ended December 31,
                                                                        --------------------------------------------
                                                                           1995             1994             1993
                                                                        -----------      -----------      ----------
                                                                                   (dollars in thousands)
Reinsurance pool percentage                                                  64%              64%              64%

Net written premiums                                                    $   440,838      $   403,066      $  370,218
                                                                        ===========      ===========      ==========

Earned premiums                                                         $   425,838      $   386,732      $  344,322
Losses and loss settlement expenses                                         295,583          268,302         242,208
Underwriting expenses                                                       114,511          110,259         105,707
                                                                        -----------      -----------      ----------
  Statutory underwriting gain (loss)                                         15,744            8,171          (3,593)
GAAP adjustments                                                              1,943            1,637           4,204
                                                                        -----------      -----------      ----------
  GAAP underwriting gain                                                     17,687            9,808             611
Investment income excluding realized gains                                   39,110           35,279          33,471
Realized investment gains                                                       236            2,956           1,293
Other income                                                                  6,850            6,143           5,527
                                                                        -----------      -----------      ----------

  Income before income taxes                                            $    63,883      $    54,186      $   40,902
                                                                        ===========      ===========      ==========

GAAP combined ratio                                                            95.8             97.5            99.8

Wind and hail losses                                                    $    28,664      $    24,383      $   18,737

Impact of wind and hail losses on combined ratio                                6.7              6.3             5.4

Invested assets                                                         $   658,044      $   565,490      $  511,464

Statutory loss and loss settlement expense reserves                     $   277,819      $   252,608      $  229,649

Statutory  capital and  surplus                                         $   257,845      $   233,407      $  208,273

The underwriting experience of the pool is indicated by the statutory combined ratio, a measure of underwriting profitability which excludes investment income and income taxes. Generally, a ratio below 100 indicates underwriting profitability and a ratio exceeding 100 indicates an underwriting loss. The following table sets forth the net earned premiums and the statutory combined ratios (after policyholder dividends) by line of insurance business for the property-casualty segment for the years indicated.

                                                                Year ended December 31,
                                    ---------------------------------------------------------------------------------
                                              1995                        1994                          1993
                                    -------------------------   -------------------------   -------------------------
                                        Net        Statutory         Net        Statutory        Net        Statutory
                                      earned       combined        earned       combined       earned       combined
                                     premiums        ratio        premiums        ratio       premiums        ratio
                                    -----------    ----------    ----------     ---------    ----------     ---------
     Line of business                                              (dollars in thousands)
Personal automobile                 $   208,873       96.5       $  192,712        97.4      $  174,243         98.3
Homeowners                               71,035       99.2           60,204       107.4          51,351        109.1
                                    -----------                  ----------                  ----------
   Personal lines                       279,908       97.2          252,916        99.8         225,594        100.8
                                    -----------                  ----------                  ----------
Commercial automobile                    23,873       95.2           22,384        98.4          20,526         90.5
Workers' compensation                    29,443       70.2           28,251        83.3          24,291         96.3
Other property and liability             90,302      100.2           80,908        94.0          71,723         99.5
Other lines                               2,312       50.2            2,273        66.6           2,188         47.6
                                    -----------                  ----------                  ----------
   Commercial lines                     145,930       92.7          133,816        92.0         118,728         96.3
                                    -----------                  ----------                  ----------
        Total                       $   425,838       95.7       $  386,732        97.1      $  344,322         99.3
                                    ===========                  ==========                  ==========



The following table sets forth the components of the statutory combined ratio and wind and hail loss information for the Company's property-casualty segment for the years indicated.

                                                                                        Year ended December 31,
                                                                                  -----------------------------------
                                                                                   1995          1994           1993
                                                                                  ------        ------         ------
Statutory combined ratio
   Loss ratio                                                                       60.1          60.1           59.4
   Loss adjustment expense ratio                                                     9.3           9.3           10.9
   Underwriting expense ratio                                                       26.0          27.3           28.6
   Dividend ratio                                                                    0.3           0.4            0.4
                                                                                  ------        ------         ------

        Total                                                                        95.7          97.1          99.3
                                                                                  =======       =======       =======

Impact of wind and hail losses
  on the statutory combined ratio
   Personal automobile                                                                1.8           2.1           2.1
   Homeowners                                                                        21.7          21.5          17.9
     Personal lines                                                                   6.8           6.7           5.7
     Commercial lines                                                                 6.5           5.5           4.9

        Total                                                                         6.7           6.3           5.4

Wind and hail losses are calculated by adding together all claims with a cause of loss from wind or hail and then deducting the related reinsurance recoveries. The information provides an indication of how weather-related losses impact the property-casualty segment's operating results for the years presented. Losses not resulting from either wind or hail are excluded from these calculations.

The following table sets forth premium information and agency counts for the property-casualty pool (including ALLIED Mutual) for the years indicated.

                                                                            At or for the year ended December 31,
                                                                         -------------------------------------------
                                                                            1995            1994             1993
                                                                         ----------      -----------      ----------
                                                                                   (dollars in thousands)
      Direct written premiums by distribution system
          Independent agency system                                      $  503,922      $   479,351      $  444,453
          Exclusive agency system                                           180,799          148,777         121,026
          Direct response marketing system                                   22,136           18,418          15,144
                                                                         ----------      -----------      ----------
            Total direct written premiums,
               excluding crop hail premiums                                 706,857          646,546         580,623
          Crop hail premiums (non-pooled)                                     7,781            6,024           4,660
                                                                         ----------      -----------      ----------

                 Total direct written premiums                           $  714,638      $   652,570      $  585,283
                                                                         ==========      ===========      ==========

      Agency counts
          Independent agencies                                                1,968            1,910           1,833
          Exclusive agencies                                                    192              164             126

      Net written premiums                                               $  699,608      $   638,301      $  572,129
      Net premiums earned                                                $  676,169      $   612,799      $  544,099


The following table sets forth the geographic percentage distribution of property-casualty pool (including ALLIED Mutual) direct written premiums for the years indicated.

                                                               1995         1994        1993
                                                             -------      -------      ------

                              California                        24.0%        24.0%       24.0%
                              Iowa                              23.3         24.6        26.0
                              Kansas                             8.4          8.4         8.2
                              Nebraska                           7.9          8.1         8.2
                              Minnesota                          7.6          7.9         8.4
                              Missouri                           4.8          4.8         5.1
                              Colorado                           3.6          3.5         3.7
                              Illinois                           3.1          2.8         2.5
                              Utah                               2.5          2.2         2.2
                              Tennessee                          2.4          2.2         1.7
                              Washington                         2.1          1.7         1.2
                              South Dakota                       2.0          2.1         2.0
                              Other *                            8.3          7.7         6.8
                                                             -------      -------      ------
                                                               100.0%       100.0%      100.0%
                                                             =======      =======      ======

*Includes all other states, none of which accounted for more than 2% in 1995.

Excess & Surplus Lines

Western Heritage Insurance Company (Western Heritage) is an excess & surplus lines insurance subsidiary, which primarily underwrites commercial lines. A.M. Best has assigned a rating of A- (excellent) to Western Heritage for 1995 based on the review of their 1994 statutory results and operating performance.

For 1995, Western Heritage's net earned premiums were 74.3% specialty commercial casualty, 9% commercial property, 14.3% commercial transportation, and 2.4% personal lines coverages. Specialty commercial casualty lines include general liability, multiple peril, and product liability coverages for special events, such as concerts, fairs, exhibitions, and parades as well as coverages for merchants and artisan contractors. Specialty commercial property lines include coverages for buildings that are older, in higher risk locations, or vacant; agricultural and contractor equipment; and protection against vandalism. Commercial transportation coverages include liability, physical damage, and garagekeepers insurance written for used car dealers and repair shops. The personal lines consist primarily of basic property coverages for dwellings.

Western Heritage agents are accorded contractual binding authority for risks which meet the insurer's written underwriting guidelines and rules. Western Heritage appoints no managing general agents, however, and retains all underwriting, claims, and reinsurance authority. With respect to the ability of the agents to bind Western Heritage, Western Heritage has no right to reject any contracts entered into by the agents.

The following table sets forth statutory and GAAP basis information for the excess & surplus lines segment for the years indicated.

                                                                            At or for the year ended December 31,
                                                                       ----------------------------------------------
                                                                          1995              1994              1993
                                                                       -----------      ------------      -----------
                                                                                   (dollars in thousands)
Net written premiums                                                   $    30,606      $     27,026      $    24,892
                                                                       ===========      ============      ===========

Earned premiums                                                        $    29,661      $     25,786      $    24,014
Losses and loss settlement expenses                                         22,357            18,568           16,696
Underwriting expenses                                                        8,202             7,536            6,605
                                                                       -----------      ------------      -----------

   Statutory underwriting (loss) gain                                         (898)             (318)             713
GAAP adjustments                                                                43               100              (66)
                                                                       -----------      ------------      -----------

   GAAP underwriting (loss) gain                                              (855)             (218)             647
Investment income excluding realized gains                                   5,830             5,241            4,868
Realized investment (losses) gains                                            (135)              (24)             103
                                                                       -----------      ------------      -----------

   Income before income taxes                                          $     4,840      $      4,999      $     5,618
                                                                       ===========      ============      ===========

GAAP combined ratio                                                          102.9             100.8             97.3

Invested assets                                                        $    96,435      $     79,588      $    75,111

Loss and  loss settlement expense reserves                             $    47,120      $     40,066      $    38,401

Statutory capital and surplus                                          $    27,770      $     23,896      $    21,942



The following table sets forth the net earned premiums and statutory combined ratios of the commercial casualty, commercial property, commercial transportation, and personal lines written by Western Heritage for the years indicated.


                                                                Year ended December 31,
                                    --------------------------------------------------------------------------------
                                              1995                        1994                         1993
                                    -------------------------   -------------------------   ------------------------
                                       Net          Statutory      Net          Statutory      Net         Statutory
                                      earned        combined      earned        combined      earned       combined
                                     premiums         ratio      premiums         ratio      premiums        ratio
                                    -----------     ---------   -----------     ---------   -----------    ---------
                                                                   (dollars in thousands)
Commercial casualty                 $    22,031       103.9     $    20,800       103.5     $    20,002        99.3
Commercial property                       2,676        91.2           2,579        80.5           2,530        57.9
Commercial transportation                 4,254        98.6           1,682       101.8             636       162.2
Personal lines                              700       115.1             725        60.4             846        81.6
                                    -----------                 -----------                 -----------
   Total                            $    29,661       102.2     $    25,786        99.9     $    24,014        96.1
                                    ===========                 ===========                 ===========

The following table sets forth the geographic percentage distribution of excess & surplus lines direct written premiums for the years indicated.

                                                              1995         1994         1993
                                                             ------       ------       ------
                              Texas                            23.3%        23.9%        27.6%
                              Illinois                          9.9         10.9         11.2
                              California                        8.8         11.9         14.1
                              Florida                           7.2          8.4          5.2
                              Oklahoma                          4.3          4.0          3.8
                              Hawaii                            3.7          3.7          4.1
                              Alabama                           3.1          1.5          0.9
                              Missouri                          3.0          1.2          1.0
                              Louisiana                         3.0          3.6          3.4
                              Ohio                              2.9          2.4          2.3
                              Colorado                          2.8          2.5          2.6
                              Mississippi                       2.6          1.2          0.8
                              Arkansas                          2.5          1.6          1.2
                              New Mexico                        2.0          1.9          1.4
                              Other*                           20.9         21.3         20.4
                                                             ------       ------       ------
                                                              100.0%       100.0%       100.0%
                                                             ======       ======       ======


          *Includes all other states, none of which accounted for more than 2% in 1995.


       Reinsurance

The Company's insurance subsidiaries follow the industry practice of reinsuring a portion of their insured risks, paying to the reinsurer a portion of the premiums received on all policies. Insurance is ceded principally to reduce the net liability on individual risks and to protect against catastrophic losses. The basic reinsurance treaties benefiting the parties to the pooling agreement insure risks in excess of specific amounts. Except for crop-hail reinsurance, all reinsurance is obtained by the pool participants directly and the pool administrator does not have any additional or special reinsurance arrangements other than as a pool participant. The financial stability of each participating reinsurer is independently monitored by the pool participants and by their reinsurance intermediaries.

The property-casualty pool participants and Western Heritage purchase coverage from nonaffiliated reinsurers in the ordinary course of their businesses. See "Business-Relationship with ALLIED Mutual-Other Relationships" for the ALLIED Mutual and American Re-Insurance Company property catastrophe reinsurance agreement. The insurers monitor the availability of replacement coverages in the reinsurance market, and the Company believes that replacement coverages from financially responsible reinsurers are available and accordingly does not deem its existing reinsurance arrangements to be material.

With the exception of Western Heritage, all retentions discussed in this section are for the entire pool. The property-casualty subsidiaries of the Company are allocated a portion of the stated pool retentions based upon their respective pool participation percentage.

The parties to the pooling agreement are covered by a property treaty which provides per risk property reinsurance in excess of a retention of $500,000 to a maximum limit of $5,000,000 per risk. Such parties are also covered by a property treaty that provides coverage on a facultative basis in excess of a retention of $5,000,000 to a maximum limit of $15,000,000.

The pool participants purchase property catastrophe reinsurance from a large number of reinsurers each of which provides a relatively small percentage of the total cover. For 1995, the pool liability limit of the cover is 90% of $100,000,000 with retention of $10,000,000. A reinstatement agreement exists allowing purchases of reinsurance for an additional catastrophe occurring in the same year. See "Business-Relationship with ALLIED Mutual for affiliated reinsurance relationships." In 1996 the pool increased its maximum property catastrophe coverage to 90% of $120,000,000.

The pool's retention for most casualty risks is $375,000, with a reinsurance limit of $1,000,000 per occurrence. Other treaties provide reinsurance for each workers' compensation loss over $375,000 and up to $5,000,000. Catastrophe workers' compensation treaties increase the reinsurance to $35,000,000.

Western Heritage, which is not a participant in the property-casualty pool, purchases reinsurance on property risks covering 75% of the risk in excess of $50,000 to a maximum of $1,000,000, which is the largest property risk insured. Western Heritage also purchases casualty reinsurance in excess of $200,000 to a maximum of $1,000,000, the largest casualty risk insured. Western Heritage does not write workers' compensation or primary auto coverage.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. As of December 31, 1995, there were no past due amounts from reinsurers. Historically, the Company has had no adverse collection experience with its reinsurers.

Losses and Loss Settlement Expense Reserves

In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer's payment of that loss. To recognize liabilities for unpaid losses, the insurance subsidiaries establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. The insurance subsidiaries do not discount loss reserves for financial statement purposes.

When a claim is reported, a case reserve for the estimated amount of the ultimate payment is established. The estimate reflects an informed judgment based on general corporate reserving practices and the Company's experience and knowledge regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis to provide for losses incurred but not yet reported to the insurer and the overall adequacy of case reserves. The insurance subsidiaries also establish reserves representing the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process.

As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors such as known and anticipated legal developments, changes in social attitudes, inflation, and economic conditions. This process relies on the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. Reserve amounts are necessarily based on management's informed estimates, and as other data becomes available and is reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves.

While the methods for setting the reserve structure are well tested, some assumptions about loss patterns have changed. In particular, recent higher jury verdicts and judicial decisions which expand coverage to new theories of liability have increased the demands against the loss and loss settlement expense reserves of the insurance subsidiaries. Not only have anticipated claims increased in severity, but unanticipated claims have arisen. In establishing reserves, management considers exposure the Company may have to environmental claims. Because reported claim activity levels are minimal and the emphasis of the Company's property-casualty business is primarily on personal lines and small commercial business, management believes exposure to material liability on environmental claims to be remote as of December 31, 1995. The Company continues to monitor legal developments as they relate to the Company's exposure to environmental claims.

The following table presents the development of losses and loss settlement expense reserves for 1985 to 1994 for the pool (which includes ALLIED Mutual) and Western Heritage. The top line of the table shows the estimated reserve for losses and loss settlement expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of losses and loss settlement expenses, net of reinsurance recoverables, for claims arising in the current and all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The lower portion of the table shows the re-estimated amount of net reserves as a percentage of the previously recorded net reserves based on experience as of the end of each succeeding year. The re-estimated reserves change as more information becomes known about the frequency and severity of claims for individual years.

                                       10

                                                         At or for the year ended December 31,
                      ------------------------------------------------------------------------------------------------------------
                        1985      1986      1987      1988      1989      1990      1991      1992      1993      1994      1995
                      --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                (dollars in thousands)
Reserves for
 losses and loss
 settlement
 expenses, net         $110,145  $126,150  $160,152  $210,746  $248,870  $280,443  $312,089  $355,092  $386,936  $424,595  $471,247
Paid (cumulative)
 as of (1)
      1 year later        44.8%     42.7%     47.5%     41.7%     43.6%     44.2%     43.6%     40.1%     40.8%     39.9%
      2 years later       65.5      68.8      70.8      64.0      65.8      67.2      66.3      61.9      60.7
      3 years later       81.3      84.0      85.8      77.2      79.3      80.4      79.8      72.6
      4 years later       91.1      93.3      93.6      84.1      86.3      88.5      86.0
      5 years later       96.0      98.2      97.9      87.7      91.5      92.5
      6 years later       99.4     100.7     101.0      90.2      94.1
      7 years later      101.3     103.3     102.8      92.1
      8 years later      103.2     104.8     104.3
      9 years later      104.6     106.7
      10 years later     106.2
Net reserves re-
 estimated as of
 end of year (1)         100.0%    100.0%    100.0%    100.0%    100.0%    100.0%     100.0%    100.0%    100.0%   100.0%    100.0%
      1 year later       100.7     102.7     103.6      98.3     100.4     101.0      100.2      97.7      98.3    100.1
      2 years later      102.3     104.2     106.3      97.6      99.6     101.1      101.1      96.8      98.9
      3 years later      102.9     106.9     106.8      97.3      99.6     102.6      102.4      97.2
      4 years later      105.5     107.9     107.1      97.5     101.5     104.6      103.1
      5 years later      106.4     107.8     107.8      98.1     103.4     105.7
      6 years later      106.8     108.7     108.9      99.3     104.5
      7 years later      107.3     109.9     110.5     100.4
      8 years later      108.6     111.7     111.8
      9 years later      110.3     113.2
      10 years later     111.3
Net cumulative redundancy (deficiency)
      Dollars         $(12,494) $(16,633) $(18,906) $   (911) $(11,157) $(15,958) $ (9,734) $ 10,037  $  4,378  $   (292)
      Percentage         (11.3)%   (13.2)%   (11.8)%     0.4%     (4.5)%    (5.7)%    (3.1)%     2.8%      1.1%     (0.1)%
Gross reserves - end of year                                                                $373,958  $400,912  $447,311  $492,304
Reinsurance recoverables                                                                      18,866    13,976    22,716    21,057
                                                                                            --------  --------  --------  --------
   Net reserves - end of year                                                               $355,092  $386,936  $424,595  $471,247
                                                                                            ========  ========  ========  ========
Gross re-estimated reserves - latest (2)                                                        98.7%    100.5%    100.6%
Re-estimated recoverables - latest (2)                                                         127.6%    145.0%    109.7%
Net re-estimated reserves - latest (2)                                                          97.2%     98.9%    100.1%

Gross cumulative redundancy (deficiency)
   Dollars                                                                                  $  4,825  $ (1,907) $ (2,497)
   Percentage                                                                                    1.4%     (0.5)%    (0.6)%

(1)   Shown as a percentage of reserves for losses and loss settlement expenses.
(2) Shown as a percentage of gross reserves, reinsurance recoverables and net reserves.

The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. It should be emphasized that the table presents a run-off of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

The following table reconciles the reserves for losses and loss settlement expenses from the previous table to the amount shown on the Company's consolidated balance sheets.

                                                                                            Year ended December 31,
                                                                                        -------------------------------
                                                                                           1995                1994
                                                                                        -----------         -----------
                                                                                                 (in thousands)
    Loss and loss settlement expense reserves for the property-casualty pool
    and Western Heritage                                                                $   471,247         $   424,595

    Less: Loss and loss settlement expense reserves of ALLIED Mutual                        146,308             131,921
                                                                                        -----------         -----------
                                                                                            324,939             292,674
    Add: Reinsurance recoverables                                                            16,925              18,322
                                                                                        -----------         -----------

    Loss and loss settlement expense reserves (GAAP)                                    $   341,864         $   310,996
                                                                                        ===========         ===========

The next table sets forth a reconciliation of beginning and ending GAAP reserves for losses and loss settlement expenses for the years indicated, net of reinsurance recoverables. The table includes property-casualty and excess & surplus lines insurance loss and loss settlement expense reserves. Developments for losses and loss settlement expenses on prior years is immaterial to the Company's consolidated financial statements taken as a whole.

                                                                                 Year ended December 31,
                                                                       -------------------------------------------
                                                                          1995            1994            1993
                                                                       ----------      -----------     -----------
                                                                                     (in thousands)
       Net reserves for losses and loss settlement
         expenses at beginning of year                                 $  292,674      $   268,050     $   227,971
                                                                       ----------      -----------     -----------

       Incurred losses and loss settlement expenses
         Provision for insured events of current year                     315,956          288,574         262,772

         Increase (decrease) in provision for
           insured events of prior years                                    1,984           (1,630)         (3,854)
                                                                       ----------      -----------     -----------

           Total incurred losses and loss
             settlement expenses                                          317,940          286,944         258,918
                                                                       ----------      -----------     -----------

       Payments
         Losses and loss settlement expenses
           attributable to insured events of current year                 169,254          151,479         138,926

         Losses and loss settlement expenses
           attributable to insured events of prior years                  116,421          110,841          91,848

         Adjustment to beginning of the year
           reserves resulting from the change in the
           reinsurance pool participation percentage *                        ---              ---         (11,935)

           Total payments                                                 285,675          262,320         218,839
                                                                       ----------      -----------     -----------

       Net reserves for losses and loss
         settlement expenses at end of year                            $  324,939      $   292,674     $   268,050
                                                                       ==========      ===========     ===========

* As of January 1, 1993, the property-casualty subsidiaries' underwriting accounts were adjusted to reflect their increased participation in the pool. The property-casualty subsidiaries received cash and securities for the transfer of reserves from ALLIED Mutual as of January 1, 1993. There was no income statement effect from this transaction as the amount received was offset by the increase in the reserves. However, since the reserves transferred were necessarily based upon estimates, subsequent changes in the estimates are reflected in current operating results.

Noninsurance Operations

The investment services segment of the Company is comprised of ALLIED Group Mortgage Company (ALLIED Mortgage) and, through October 29, 1993, Dougherty Dawkins, Inc. and subsidiaries (Dougherty Dawkins). Dougherty Dawkins was sold October 29, 1993 and the results of operations through the closing date are reflected in the Company's consolidated financial statements. See note 7 of Notes to Consolidated Financial Statements.

ALLIED Mortgage purchases, originates, and services single-family residential mortgages. It acquires mortgage servicing rights from savings and loan associations, banks, other mortgage companies, the Resolution Trust Corporation, and other financial institutions. The market in which ALLIED Mortgage originates mortgages is primarily Polk County, Iowa, which includes the Des Moines area. ALLIED Mortgage purchases and services mortgages on a nationwide basis. See "Business--Competition."

ALLIED Mortgage began operations in 1987, and by year-end 1995, its servicing portfolio included 54,533 mortgages for a total value of $3 billion. ALLIED Mortgage is an approved seller-servicer of mortgages guaranteed by Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. See "Business--Regulation." Working capital requirements are managed through short-term financing with commercial banks. See note 8 of Notes to Consolidated Financial Statements.

The Company's data processing services segment is comprised of ALLIED Group Information Systems, Inc. (AGIS) and The Freedom Group, Inc. (Freedom), which have a line of property-casualty and life insurance software products and data processing services which are marketed under the name "Freedom Group" to affiliated and nonaffiliated insurance companies. AGIS provides management information services to the property-casualty subsidiaries, ALLIED Mutual, ALLIED Life Insurance Company (ALLIED Life), the Company, and other company subsidiaries. See "Business--Relationship with ALLIED Mutual." These services include the processing of policies and claims, billing, rating, statistical and regulatory reporting, and recordkeeping. AGIS also provides automated systems to the property-casualty segment's agency force. The majority of the segment's revenues and operating profits came from affiliated companies.

Through its direct sales force, AGIS licenses property-casualty insurance software to property-casualty insurance companies generally on a national basis. AGIS also provides certain consulting services and software maintenance services. On a nationwide basis, Freedom licenses statutory accounting insurance software to property-casualty and life insurance companies on primarily a direct sales basis.

Investments

The Company uses its investments to generate the majority of its operating profit and provide liquidity. Investments in fixed maturities are classified as available for sale. See note 1--"Investments" of Notes to Consolidated Financial Statements. The Company's invested assets are managed by Conning & Company, subject to restrictions on permissible investments under applicable state insurance codes and the Company's investment policies. Those policies require that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" (investment grade) or higher by Standard & Poor's Corporation (Standard & Poor's) or a recognized equivalent at the time the security is acquired by the Company. The policy also states that equity securities are to be of United States and Canadian Corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stock is to be comprised primarily of issues rated at least A3/A- by Standard & Poor's Corporation or Moody's. The Company monitors the investment quality of the fixed maturity portfolio subsequent to acquisition by reviewing on a quarterly basis the current debt ratings assigned to each of the securities in the fixed maturity portfolio.

Fixed income securities comprised 97.7% of the Company's invested assets, 98.1% of those had an "BBB" rating from Standard & Poor's (or the equivalent from Moody's) at December 31, 1995. The portfolio contain no real estate or mortgage loans. At December 31, 1995, less than $300,000 of the Company's fixed maturities were rated less than investment grade securities. At year-end 1995, the Company held $14,439,351 of nonrated securities. Evaluation of the issuers' rating and ratings for the issuers' other securities supports management's view that the nonrated securities are investment grade. At December 31, 1995, the fair value of the Company's fixed maturity portfolio was $27.8 million over amortized cost.

As of December 31, 1995,  the Company held  collateralized  mortgage  obligation
(CMO) investments with a carrying and fair value of $77,671,819. Substantially all of the Company's CMO investments are in planned amortization class bonds or sequential pay bonds with anticipated durations of approximately 3.8 years at December 31, 1995. The Company has not invested in the more volatile types of CMO products such as companion or accrual (Z-bond) tranches. All of the Company's CMO investments have an active secondary market; accordingly, their effect on the Company's liquidity does not differ from that of other fixed income investments.

The carrying values of all the Company's investments in fixed maturities are reviewed on an ongoing basis. If this review indicates a decline in fair value below cost is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such reductions in carrying value are recognized as realized losses and charged to income.

The table below shows the classifications of the Company's investments at December 31, 1995.

                                                                        Fair          Amount reflected        Percent
                                                                        value         on balance sheet       of total
                                                                    -----------       ----------------       --------
                                                                                  (dollars in  thousands)
     Fixed maturities
          U.S. Government obligations (1)                           $   109,329         $   109,329             14.2%
          U.S. Government corporations and agencies                     145,008             145,008             18.8
          State municipalities and political subdivisions               284,640             284,640             36.8
          Foreign governments                                             2,161               2,161              0.3
          Public utilities                                               11,773              11,773              1.5
          All other corporate bonds                                     201,636             201,636             26.1
                                                                    -----------         -----------           ------

            Total fixed maturities                                      754,547             754,547             97.7

     Equity securities                                                    7,948               7,948              1.0
     Other investments                                                        2                   2
     Short-term investments at cost                                       9,802               9,802              1.3
                                                                    -----------         -----------           ------

                                                                    $   772,299         $   772,299            100.0  %
                                                                    ===========         ===========           ======

     (1) All such securities are backed by the full faith and credit of the United States Government.

The following table sets forth the composition of the Company's fixed maturity investments by rating at December 31, 1995.

                                                                                  Percent of
                                                                    Amount         portfolio
                                                                  ----------      ----------
                          Rating (1)                                 (dollars in thousands)
                          ----------
                   AAA                                            $  538,757          71.4%
                   AA                                                 79,883          10.6
                   A                                                 114,146          15.1
                   BBB                                                 7,041           1.0
                   Below BBB                                             281
                   Nonrated                                           14,439           1.9
                                                                  ----------         -----

                         Total                                    $  754,547         100.0%
                                                                  ==========         =====

     (1) Ratings are assigned primarily by Standard & Poor's with remaining ratings assigned by Moody's and converted to the equivalent Standard & Poor's ratings.

The following table sets forth contractual maturities in the fixed maturity and short-term investment portfolios at December 31, 1995. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Percent of
                                                                    Amount         portfolio
                                                                  ----------      ----------
                          Maturity                                  (dollars in thousands)
                          --------
                   One year or less                               $   40,813          5.4%
                   Over 1 year through 5 years                       218,052         28.9
                   Over 5 years through 10 years                     275,699         36.5
                   Over 10 years                                      16,615          2.2
                                                                  ----------       ------

                                                                     551,179         73.0

                   Mortgaged-backed securities                       203,368         27.0
                                                                  ----------       ------

                        Total                                     $  754,547        100.0%
                                                                  ==========       ======

Investment results of the Company for each year in the three years ended December 31, 1995 are shown in the following table.

                                                                      1995            1994           1993
                                                                  ------------    -----------     ----------
                                                                           (dollars in thousands)

        Average invested assets (1)                               $    714,720    $   627,677     $  549,621
        Investment income (2)                                           47,242         41,070         39,030
        Average annual yield on total investments                          6.6%           6.5%           7.1%
        Tax equivalent yield on total investments (3)                      7.8%           7.9%           8.2%
        Realized investment gains                                 $        505    $     2,888     $    1,396

     (1) Represents total invested assets on an average quarterly basis. The beginning of the period balance for 1993 has been adjusted to reflect the effects of the changes in the pooling agreement.

     (2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

     (3) Assuming an effective tax rate of 35%.

Competition

The insurance industry is highly competitive. The Company's insurance subsidiaries compete with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. Because the Company's insurance subsidiaries operate through independent agents and such agents represent more than one company, they face competition within each agency. The Company's insurance subsidiaries compete by underwriting criteria, pricing, automation, service, and product design. The Company believes that its management information systems and procedures for selecting and rating risks accord it a competitive advantage.

Competition in the excess & surplus lines market stiffened in recent years as standard market capacity increased and prices decreased. Western Heritage competes in its chosen market (approximately 40 states in the Midwest, West, and South) with numerous insurers on the basis of service, price, and financial strength.

ALLIED Mortgage, in originating residential mortgages in central Iowa and servicing residential mortgages nationally, competes through competitive pricing and service. Nationally, ALLIED Mortgage is a small-sized company servicing mortgages with remaining principal balances aggregating $3 billion at December 31, 1995. The largest competitors service in excess of $126 billion of mortgages. With greater capital and greater efficiencies, the larger companies have an advantage in originating and purchasing mortgages to obtain the servicing rights. ALLIED Mortgage has access to capital due to its association with the Company and competes in the purchase of servicing on the basis of price and in mortgage originations on the basis of price and quality of service.

Regulation

The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory, and administrative powers to state insurance commissioners. Such regulation is designed generally to protect policyholders rather than investors and relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and examination of the affairs of insurance companies, which includes periodic market conduct and financial examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses and loss settlement expenses; and requirements regarding numerous other matters. In general, the Company's insurance subsidiaries must file all rates for insurance directly underwritten with the insurance department of each state in which they operate; reinsurance generally is not subject to rate regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. Iowa, the jurisdiction of incorporation of all of the Company's insurance subsidiaries (except Western Heritage), requires that dividends be paid only out of statutory unassigned surplus and requires prior regulatory approval for the payment of any dividend which exceeds the greater of either 10% of the insurer's policyholders' surplus as of the preceding December 31 or statutory net income of the preceding calendar year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulations" and note 13 of Notes to Consolidated Financial Statements for additional discussion of dividend limitations. AMCO and ALLIED Property and Casualty are also commercially domiciled insurers within the State of California and subject to regulation (including limitations on dividend payments) as California domiciled insurers by the California Insurance Commissioner. The amounts available for distributions as dividends from Western Heritage are limited by Arizona law, state of jurisdiction, to statutory unassigned surplus and requires prior regulatory approval for the payment of any dividends which exceed the lesser of 10% of the policyholders' surplus as of the preceding December 31 or net investment income of the preceding calendar year.

California was the source of approximately 25% of the pool's direct written premiums for the past ten years. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line exceeded 10%. Since it was passed, Proposition 103 has been the subject of a number of legal and regulatory proceedings for the purpose of clarifying the scope and extent of insurers' rollback obligations. Management of the Company continues to believe that the insurance subsidiaries will not be liable for any material rollback of premiums.

The Company is also subject to statutes governing insurance holding company systems in various jurisdictions. Typically, such statutes require the Company periodically to file information with the state insurance regulatory authority, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to acquire more than a specified percentage (commonly 10%) of the Company's outstanding voting securities is required first to obtain approval from the applicable state insurance regulators. Chapter 521A of the Iowa Code relating to holding companies, to which the Company is subject, requires disclosure of transactions between the Company and its insurance subsidiaries or between an insurer and another subsidiary, that such transactions satisfy certain standards, including that they be fair, equitable, and reasonable and that certain material transactions be specifically non-disapproved by the Iowa Insurance Division. Further, prior approval by the Iowa Insurance Division is required of affiliated sales, purchases, exchanges, loans or extensions of credit, guarantees, or investments, any of which involve 5% or more of the insurer's admitted assets as of the preceding December 31st.

Under insolvency or guaranty fund laws in most states in which the Company's insurance subsidiaries and ALLIED Mutual operate, insurers doing business in those states can be assessed, up to prescribed limits, for losses incurred by policyholders as a result of the insolvency of other insurance companies. The amounts and timing of such assessments are beyond the control of the Company and generally have an adverse impact on the Company's earnings. Additionally, the Company is required to participate in various mandatory pools or underwriting associations in amounts related to the amount of the Company's direct writings in the applicable state.

Recently, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government, and the National Association of Insurance Commissioners (NAIC). Various states have considered or enacted legislation which changes, and in many cases increases, the state's authority to regulate insurance companies. The NAIC has recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. Two of these initiatives include risk based capital standards and a model investment law.

The NAIC's risk based capital (RBC) requirements were adopted by the NAIC in 1993 and require property-casualty insurance companies to calculate and report information under the RBC formula. It is anticipated that the Iowa legislature will enact the NAIC's proposal into law in 1996. The RBC formula uses the statutory financial statements to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums, and unearned premium) risk. Based on the subsidiaries' statutory financial statements and interpretation of the RBC formula, management believes capital levels are sufficient to support the level of risk inherent in Company operations and are in excess of any amount which would require regulator action.

The NAIC's model legislation to govern insurance company investments is in development. An exposure draft was released in December of 1995 and a model law may be adopted by the NAIC in 1996. The effect of adoption by the Iowa legislature is not expected to be a significant to the Company.

The mortgage banking subsidiary is subject to the rules and regulations of, and examination by, the United States Department of Housing and Urban Development, Federal National Mortgage Association (FNMA), and Government National Mortgage
Association (GNMA) with respect to originating, processing, selling, and servicing mortgage loans. These rules and regulations, among other things, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, and sometimes fix maximum interest rates, fees, and loan amounts. GNMA requires the maintenance of specified amounts of net worth that vary with the amount of GNMA mortgage-backed securities issued by ALLIED Mortgage. There are also various state laws affecting mortgage banking operations.

Relationship with ALLIED Mutual

The Company is operated as a part of the ALLIED Group of insurance companies. ALLIED Mutual has operated as a mutual property-casualty insurance company since 1929. In 1971, it organized the Company as a wholly owned subsidiary and transferred to it certain assets, including the stock of AMCO, which had operated as a subsidiary of ALLIED Mutual since 1959. In 1985, the Company effected an initial public offering which then resulted in public ownership of approximately 22% of its common stock. As of December 31, 1995, ALLIED Mutual controlled 18% of the voting stock of the Company.

The operations of the Company and its subsidiaries are interrelated with the operations of ALLIED Mutual. The Company and ALLIED Mutual share common executive officers, and three directors of the Company are also directors of ALLIED Mutual.

For the year ended December 31, 1995, ALLIED Mutual reported, in accordance with Statutory Accounting Principles, net income of $12,162,049, a statutory combined ratio of 104.5, and assets and surplus at December 31, 1995 of $498,568,711 and $229,848,488, respectively. As of December 31, 1995, ALLIED Mutual's invested assets were $453,311,143. Invested assets included a fixed maturity portfolio of $338,971,484 (at amortized cost), of which over 95.3% was rated "BBB" or higher by Standard & Poor's or a recognized equivalent rating agency. Invested assets also included $72,071,431 in equity investments in affiliates (which includes the Company, ALLIED Life Financial Corporation (ALFC), which is a 52% owned subsidiary of ALLIED Mutual, and AID Finance Services, Inc.). ALLIED Mutual files its statutory-basis financial reports with the state insurance departments in the territories in which it operates.

The Company and ALLIED Mutual formalized their relationship by entering into an Intercompany Operating Agreement, a Stock Rights Agreement, and a Pooling Agreement.

       Intercompany Operating Agreement

The Company, ALLIED Mutual, ALFC, and each of their respective subsidiaries are parties to an Intercompany Operating Agreement providing for the sharing of employees, office space, agency forces, data processing, and other services and facilities. The Company and its subsidiaries receive from and pay to ALLIED Mutual and its subsidiaries fees and cost reimbursements for the employees, services, and facilities provided. In determining the allocated costs to the companies, each provider of the various services (e.g., ALLIED Mutual leases office facilities, AGIS provides data processing, etc.) attempts to set fees on a basis consistent with that which would apply in an arm's length transaction with nonaffiliates. However, there can be no assurance that the actual rates charged reflect those which would be obtained if the Company and ALLIED Mutual were not affiliated and had agreed upon rates following arm's length negotiation. See "Relationship with ALLIED Mutual-Pooling Agreement" for a discussion of changes that impact expense sharing arrangements between ALLIED Mutual and the Company.

The Company leases to ALLIED Mutual and certain of its subsidiaries all of the employees utilized in their operations for a fee and reimbursement of personnel costs based on certain allocation methods. The Company is obligated to provide the entire requirements for employees of ALLIED Mutual and certain of its subsidiaries, but ALLIED Mutual reserves the right to hire employees independently rather than leasing them from the Company. In 1995, 1994, and 1993, ALLIED Mutual and its subsidiaries paid the Company approximately $2,489,390, $2,414,504, and $3,204,386, respectively, for leased employees, substantially all of which represented cost reimbursement.

The Intercompany Operating Agreement also provides for the leasing by ALLIED Mutual to the Company of substantially all of the office space utilized by the Company. ALLIED Mutual and the Company share agency forces as well as other services and facilities. The Intercompany Operating Agreement contains a covenant not to compete that binds each of the Company, ALLIED Mutual, and ALFC not to engage in a business that competes with the products or markets of any other party or such party's subsidiaries for the term of the Intercompany Operating Agreement and five years thereafter. The Intercompany Operating Agreement can be terminated by ALLIED Mutual, ALFC, or the Company after December 31, 2004 upon two years prior notice.

In addition, ALLIED Mutual, the Company, and ALFC have certain rights under the Intercompany Operating Agreement, the Pooling Agreement, and the Management Information Services Agreement in the event a nonaffiliated party acquires the ownership of 50% or more of the voting stock of the Company or ALFC. If such an event were to occur, ALLIED Mutual, the Company, or ALFC, as the case may be, has the right to (i) terminate all three of the Intercompany Operating
Agreement,  the  Pooling  Agreement,  and the  Management  Information  Services
Agreement upon six months notice (ii) extend the term of all three such agreements for up to ten additional years beyond December 31, 2004, upon six months notice, or (iii) allow such agreements to continue in effect.

       Stock Rights Agreement

The Company and ALLIED Mutual are parties to a Stock Rights Agreement, which grants certain rights to, and imposes certain restrictions on, ALLIED Mutual in respect of its holdings of the Company's common and preferred stock. This Agreement expires in 2005.

Pursuant to the Stock Rights Agreement, ALLIED Mutual is entitled to nominate, and the Company is required to use its best efforts to cause the election or retention of, a number of members of the Company's Board of Directors in proportion to ALLIED Mutual's percentage ownership of the total number of shares of the Company's voting stock outstanding at the time of nomination. In addition, the Company is required to elect to its Executive Committee at least one Company director who has been nominated by ALLIED Mutual but who is not an officer or employee of ALLIED Mutual. The Stock Rights Agreement also restricts the ability of ALLIED Mutual to grant proxies and solicit other shareholders of the Company. Under the Stock Rights Agreement, ALLIED Mutual is prohibited from initiating or accepting a tender offer for shares of the Company's common stock except under certain conditions. The Company has a right of first refusal with respect to any sale by ALLIED Mutual of the Company's common stock, subject to certain exceptions, including a distribution of such stock to the public in a registered public offering or sale pursuant to Rule 144. ALLIED Mutual has incidental registration rights and three demand registration rights with respect to the Company's common and 6-3/4% Series preferred stock it owns.

The limitations on ALLIED Mutual's ability to initiate, or tender shares, in a tender offer as well as the limitations on its ability to grant proxies and solicit other shareholders of the Company terminate upon a consolidation or merger of the Company with another corporation in which the Company is not the surviving corporation, a sale of substantially all of its assets, or the holding, by any person other than ALLIED Mutual, of 50% or more of the voting securities of the Company then outstanding. The Agreement will be suspended for so long as ALLIED Mutual holds less than 10% of the outstanding common stock and 6-3/4% Series preferred stock of the Company.

       Pooling Agreement

The Pooling Agreement provides that ALLIED Mutual, ALLIED Property and Casualty, and Depositors cede to AMCO premiums, losses, allocated loss settlement expenses, commissions, premium taxes, service charge income, and dividends to policyholders and assume from AMCO an amount of this pooled property-casualty business equal to their participation in the Pooling Agreement. ALLIED Mutual's crop hail business is not pooled. AMCO pays certain underwriting expenses, unallocated loss settlement expenses, and premium collection expenses for all of the pool participants and receives a fee equal to a specified percentage of premiums as well as a contingent fee based on the attainment of certain combined ratios from each of the pool participants. AMCO charges each of the other pool participants 12.85% of written premiums for underwriting services, 7.25% of earned premiums for unallocated loss settlement expenses, and 0.75% of earned premiums for premium collection services. AMCO received pool administrative fees of $55,721,043, $50,449,437, and $44,920,376 from ALLIED Mutual in 1995, 1994, and 1993, respectively. The administrative fees are subject to renegotiation during the term of the pooling agreement upon five years notice.

The pooling agreement provides ALLIED Mutual, ALLIED Property and Casualty, and Depositors more predictable expense levels by limiting such expenses to a specified percentage of their premiums in lieu of the prior arrangement, where such expenses were allocated based on the pool participation percentages. These arrangements give AMCO opportunities to profit from the efficient administration of such underwriting, loss settlement, and premium collection activities and to provide similar services to nonaffiliated insurance companies in the future.

Changes to the Pooling Agreement must be approved by the Coordinating Committee. The term of the Pooling Agreement extends to 2004 after which time it can be terminated by either party on five years' notice. The Pooling Agreement may also be terminated or extended by ALLIED Mutual upon the occurrence of certain events. See "Relationship with ALLIED Mutual-Intercompany Operating Agreement."

       The Coordinating Committee

Under the Intercompany Operating Agreement, the Company, ALLIED Mutual, and ALFC have formed a Coordinating Committee comprised of two independent directors of the Company, two directors of ALLIED Mutual, and two independent directors of ALFC, none of whom serve on other ALLIED boards. All disputes arising under the Intercompany Operating Agreement as well as other intercompany agreements are to be submitted to the Coordinating Committee for resolution. Decisions of this Coordinating Committee must be unanimous and are binding on the parties. Historically, all issues that have been submitted to the Coordinating Committee have been resolved by the Committee. The Company anticipates that any future issues would be similarly resolved. If an issue is not resolved by the Coordinating Committee, it will be submitted to arbitration. In such arbitration, each party to the dispute selects one arbitrator, and if such dispute involves only two parties, such arbitrators select a third arbitrator.

       Other Relationships

ALLIED Mutual has participated with American Re-Insurance Company in a property catastrophe reinsurance agreement to cover the property-casualty segment's share of pooled losses. In 1995, 1994, and 1993, ALLIED Mutual's and American Re-Insurance Company's respective participation in the reinsurance agreement were 90% and 10% and covered the property-casualty segment's share of pooled losses up to $5,000,000 in excess of $5,000,000. See notes 4 and 6 of Notes to Consolidated Financial Statements for additional information concerning transactions between the Company and ALLIED Mutual.

Employees

At December 31, 1995, the Company was the direct employer of personnel for all subsidiaries of the Company and of ALLIED Mutual and its subsidiaries other than ALFC, employing 2,243 persons. None of the Company's employees are members of a collective bargaining unit. Management believes that its employee relations are good.


Item 2.   Properties

The majority of the real property occupied by the Company and its subsidiaries are owned or leased by ALLIED Mutual. A portion of the costs of the properties is paid by the Company and its subsidiaries. See "Relationship with ALLIED Mutual-Intercompany Operating Agreement." Management considers the properties to be adequate for its needs. The primary properties owned by ALLIED Mutual are the home office in Des Moines, Iowa, a data processing facility and claims center in Urbandale, Iowa, and regional offices in Denver, Colorado and Lincoln, Nebraska. The Santa Rosa, California regional office building is leased by ALLIED Mutual. The Company and its subsidiaries lease office space in Des Moines and Cedar Rapids, Iowa, Minneapolis, Minnesota, Lincoln, Nebraska, and Scottsdale, Arizona.

Item 3.  Legal Proceedings

The Company and its subsidiaries are party to various lawsuits arising in the normal course of business. The Company and its subsidiaries believe the resolution of these lawsuits will not have a material adverse effect on their financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted during the fourth quarter of 1995 to a vote of holders of ALLIED Group, Inc. stock.

                                           PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders' Matters

The Company's common stock trades on The Nasdaq Stock Market under the symbol ALGR. As of December 31, 1995, there were 1,026 stockholders of record. The following table shows the high and low market prices and dividends paid per share for each calendar quarter for the two most recent years.



                                             First        Second         Third        Fourth
                               1995         Quarter       Quarter       Quarter       Quarter
                             ---------     ---------     ---------     ---------     ---------

                               High        $  28-3/4     $  30-1/4     $  33         $  36-3/4

                                Low          23-5/16        27-1/4        27-1/2        31-1/2

                             Dividends          0.17          0.17          0.17          0.17

                                             First        Second         Third        Fourth
                               1994         Quarter       Quarter       Quarter       Quarter
                             ---------     ---------     ---------     ---------     ---------
                               High        $  27-1/4     $  26-3/4     $  30-1/2     $  31

                                Low           23            22-3/4        25            22

                             Dividends          0.15          0.15          0.15          0.15




There are certain regulatory restrictions relating to the payment of dividends (see note 13 of Notes to Consolidated Financial Statements). It is the present intention of the Board of Directors to declare quarterly cash dividends.

Item 6.  Selected Financial Data

                                                                 At or for the year ended December 31,
                                           ------------------------------------------------------------------------------
                                               1995              1994            1993             1992            1991
                                           ------------      -----------      ----------      -----------     -----------
                                                                 (in thousands, except per share data)
Income Statement Data
   Premiums earned
     Personal                              $    279,908      $   252,916      $  225,594      $   191,059     $   145,029
     Commercial                                 145,930          133,816         118,728          101,364          79,516
                                           ------------      -----------      ----------      -----------     -----------
        Total property-casualty                 425,838          386,732         344,322          292,423         224,545
        Excess & Surplus Lines                   29,661           25,786          24,014           27,738          23,612
                                           ------------      -----------      ----------      -----------     -----------
          Total                                 455,499          412,518         368,336          320,161         248,157
   Investment income                             47,242           41,070          39,030           32,716          27,975
   Realized investment gains                        505            2,888           1,396            1,975           2,189
   Other income                                  49,519           50,888          73,680           91,739          76,044
                                           ------------      -----------      ----------      -----------     -----------
     Total revenues                             552,765          507,364         482,442          446,591         354,365
   Losses and expenses                          478,917          440,665         425,685          407,584         332,242
                                           ------------      -----------      ----------      -----------     -----------
   Income from before
    income taxes                                 73,848           66,699          56,757           39,007          22,123
   Income taxes                                  21,471           19,074          16,835           10,332           5,114
                                           ------------      -----------      ----------      -----------     -----------
        Net income                         $     52,377      $    47,625      $   39,922      $    28,675     $    17,009
                                           ============      ===========      ==========      ===========     ===========
Fully diluted earnings per share
   Net income                              $       3.52      $      3.19      $     2.61      $      1.94     $      1.34
                                           ============      ===========      ==========      ===========     ===========
   Realized investment gain                $        .02      $       .14      $      .06      $       .09     $       .12
                                           ============      ===========      ==========      ===========     ===========
   Property-casualty wind and
    hail losses                            $       1.35      $      1.15      $      .89      $       .74     $      1.04
                                           ============      ===========      ==========      ===========     ===========
   Dividends paid                          $        .68      $       .60      $      .51      $       .43     $       .37
                                           ============      ===========      ==========      ===========     ===========

Balance Sheet Data
   Total investments                       $    772,299      $   655,906      $  606,511      $   460,038     $   356,788
   Total assets                               1,010,598          892,751         855,525          688,488         557,636
   Notes payable                                 39,465           43,541          82,459           66,543          79,124
   Guarantee of ESOP obligations                 26,270           28,150          29,500           30,590          33,140

Other Data
   Pool percentage                                   64%              64%             64%              60%             53%
   Book value per share                    $      24.23      $     19.68      $    17.98      $     14.34     $     13.18
   Closing stock price per share           $      36.00      $     24.75      $    26.25      $     21.17     $     11.33
   Return on average book value
     per share                                     16.1%            17.0%           15.9%            14.2%           10.5%
   Pretax investment yield                          6.6%             6.5%            7.1%             7.6%            8.3%
   Pretax profit on revenues                       13.4%            13.1%           11.8%             8.7%            6.2%
   Cash dividends to closing
     stock price                                    1.9%             2.4%            1.9%             2.0%            3.3%
   Closing stock price to
     earnings ratio                                10.2              7.8            10.1             10.9             8.5
   Property-casualty statutory
     combined ratio                                95.7             97.1            99.3            102.5           107.9
   Shares outstanding
      Preferred shares                            4,820            4,981           5,070            5,141           3,368
      Common shares                               9,445            9,000           9,026            4,469           4,281


Item 7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related footnotes included elsewhere herein.

ALLIED Group, Inc. (the Company) is a regional insurance holding company. As of December 31, 1995, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 26.9% of the outstanding stock. ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18% of the voting stock of the Company.

The operating results of the property-casualty insurance industry are subject to significant fluctuations from quarter to quarter and from year to year due to the effect of competition on pricing, the frequency and severity of losses incurred in connection with weather-related and catastrophic events, general economic conditions, and other factors such as changes in tax laws and the regulatory environment.


1995 COMPARED TO 1994

Consolidated revenues for 1995 were $552.8 million, up 8.9% over the $507.4 million reported for 1994. Excluding realized in gains, revenues grew 9.5% for 1995. The increase occurred primarily because of the 10.4% growth in earned premiums.

Income before income taxes was up 10.7% to $73.8 million from $66.7 million for 1994 primarily because of revenue growth and improved underwriting margins for the property-casualty segment. The property-casualty segment was the dominant contributor to operating income with an increase of $9.7 million.

Net income for the year ended December 31, 1995 was up 10% to $52.4 million, raising fully diluted earnings per share to $3.52 from $3.19. Fully diluted earnings per share before net realized investment gains were $3.50 for 1995 compared with $3.05. Book value per share increased to $24.23 from $19.68.

      Property-casualty

Revenues for the property-casualty segment increased to $472 million from $431.1 million for 1994. Direct earned premiums for the segment were $435.2 million for 1995 compared with $383.5 million one year earlier. Earned premiums increased
10.1% to $425.8 million from $386.7 million. The increase resulted primarily from growth in insurance exposure as well as a larger average premium per policy.

Pooled net written premiums (including ALLIED Mutual) totaled $692.6 million, a 9.4% increase over 1994 production. The average premium per policy for personal lines was up 3.4% to $586 while the policy count grew 6.5%. The average premium per policy for commercial lines increased 2% to $1,086, and policy count was up 5.3%. Earned premiums for the property-casualty segment were 65.7% personal lines and 34.3% commercial lines. The business mix for 1994 was 65.4% personal and 34.6% commercial lines.

Income before income taxes increased to $63.9 million from $54.2 million primarily as a result of lower underwriting expenses in 1995 and an increase in earned premiums. Investment income was $39.1 million compared with $35.3 million. The pretax yield on invested assets was 6.4%, down from 6.6% one year earlier. Realized investment gains were $236,000 compared with $3 million. Realized investment gains for 1994 included $2.6 million from the sale of the segment's 20% interest in a savings and loan holding company. Other income increased to $6.9 million from $6.1 million in 1994.

The statutory combined ratio (after policyholder dividends) improved to 95.7 from the 97.1 reported in 1994. Improvement was attributed primarily to a 1.3-point decrease in the underwriting expense ratio. The decrease was the result of the Company's continuing efforts to improve efficiency and productivity. Wind and hail losses for 1995 increased to $28.7 million from $24.4 million in 1994. The impact of wind and hail losses on the statutory combined ratio was 6.7 points for the year ended December 31, 1995 and 6.3 points for 1994. The underwriting gain (on a generally accepted accounting principles basis) was $17.7 million compared with $9.8 million for 1994. On a fully diluted basis, the impact of wind and hail losses on the results of operations was $1.35 per share versus $1.15 in 1994.

The personal auto statutory combined ratio improved to 96.5 for 1995 from 97.4 last year. The improvement was due to a 1.4-point decrease in the underwriting expense ratio that more than offset the increase in the loss and loss settlement expense ratio. The statutory combined ratio for the homeowners line was 99.2 compared with 107.4 for 1994. The impact of wind and hail losses on the homeowners combined ratio increased slightly to 21.7 points from 21.5 points. Results for the homeowners line were favorably affected by better pricing in 1995. Overall, the personal lines statutory combined ratio improved to 97.2 in 1995 from 99.8 in 1994. The statutory combined ratio for commercial lines increased to 92.7 from 92.0 for the previous year.

      Excess & Surplus Lines

Earned premiums increased to $29.7 million for 1995 from $25.8 million for 1994. Net written premiums increased 13.2% to $30.6 million from $27 million. Direct earned premiums were $37.2 million compared with $32.3 million. As of December 31, 1995, the segment's book of business was comprised of 2.4% personal lines and 97.6% commercial lines. For 1994, the business mix was 2.8% personal and 97.2% commercial lines.

The statutory combined ratio (after policyholder dividends) was 102.2, which produced an underwriting loss (on a generally accepted accounting principles basis) of $855,000. The statutory combined ratio of 99.9 for 1994 resulted in an underwriting loss of $218,000. The 1995 combined ratio increased primarily because of a 20.4% increase in losses and loss settlement expenses (3.4-points on the combined ratio).

Income before income taxes for 1995 decreased 3.2% to $4.8 million from $5 million. The decrease was primarily due to poor loss development. Realized investment losses were $136,000 compared with losses of $24,000 for 1994. Investment income increased 11.2% to $5.8 million from $5.2 million. Investment income increased because a larger average balance of invested assets more than offset a 10 basis-point decline in the pretax yield from last year's 6.8%. Invested assets rose 21.2% from the previous year-end to $96.4 million at December 31, 1995.

      Noninsurance Operations

Revenues for ALLIED Group Mortgage Company (ALLIED Mortgage) decreased in 1995 to $17.9 million from $18.3 million in 1994. Growth in revenues was adversely affected by a decrease in interest income due to a decline in the average balance of mortgage loans held for sale in 1995. The mortgage servicing portfolio was $3 billion at year-end 1995 and 1994. Income before income taxes for ALLIED Mortgage was up 13.8% to $4.5 million from $4 million for 1994. The increase was primarily the result of lower operating expenses.

Revenues for the data processing operations decreased 6% to $48.6 million from $51.8 million in 1994. The operations reported a pretax loss of $618,000 for 1995 and a pretax profit of $3.9 million the previous year. The 1995 decreases were primarily the result of a reduction in revenues generated from the affiliated property-casualty segment. Fees for processing and product maintenance services were lowered during the year to more closely approximate cost for providing such services to that segment's companies.

      Investments and Investment Income

The investment policy for the Company's insurance segments requires that the fixed maturity portfolio be invested primarily in debt obligations rated investment grade (BBB) or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stock is to be comprised primarily of issues rated at least A3/A- by Standard & Poor's Corporation or Moody's. At December 31, 1995 the Company's investment portfolio consisted almost exclusively of fixed income securities; 98.1% were rated investment securities or higher. The portfolios contained no real estate or mortgage loans.

Invested assets were up 17.7% to $772.3 million from $655.9 million at year-end 1994. Fixed maturities at amortized cost increased 11.2%. In 1995, the Company reclassified all fixed maturities in held to maturity to available for sale. Therefore, all fixed maturities were marked to market at December 31, 1995. See Investments section in note 1 of Notes to Consolidated Financial Statements.

Consolidated investment income increased 15% to $47.2 million from $41.1 million in 1994. The increase was due primarily to a larger average balance of invested assets. The tax-equivalent yield was down in 1995 to 7.8% compared with 7.9% one year earlier. The aftertax yield for 1995 and 1994 was 5.1%.

At December 31, 1995, the Company held collateralized mortgage obligation (CMO) investments with a carrying and fair value of $77.7 million. The Company's investments in CMOs as of December 31, 1994 had a carrying value of $59.6 million (fair value of $57 million). Substantially all of the Company's CMO investments are in planned amortization class bonds or sequential pay bonds with anticipated durations of approximately five years at the time of acquisition. The Company has not invested in the more volatile types of CMO products such as companion or accrual (Z-bond) tranches. All of the Company's CMO investments have an active secondary market; accordingly, their effect on the Company's liquidity does not differ from that of other fixed income investments.

      Income Taxes

The Company's effective income tax rate was 29.1% compared with 28.6% for 1994. The income tax expense for 1995 rose to $21.5 million from $19.1 million due to higher operating income and a smaller percentage of tax-exempt investment income.

1994 COMPARED TO 1993

Consolidated revenues for 1994 were $507.4 million, up 5.2% over the $482.4 million reported for 1993. Though earned premiums grew 12% in 1994, the percentage increase in revenues was constrained by the sale of the Company's investment banking and asset management subsidiary in October of 1993.

Income before income taxes was up 17.5% to $66.7 million from $56.8 million for 1993 primarily because of improved underwriting results for the property-casualty  segment.  The  segment's  operating  income  increased  $13.3 million.

Net income for the year ended December 31, 1994 was up 19.3% to $47.6 million, raising fully diluted earnings per share to $3.19 from $2.61. Fully diluted earnings per share before net realized investment gains were $3.05 compared with $2.55. Book value per share increased to $19.68 from $17.98.

      Property-casualty

Revenues for the property-casualty segment increased to $431.1 million from $384.6 million for 1993. Direct earned premiums for the segment were $383.5 million for 1994 compared with $328.5 million one year earlier. Earned premiums increased 12.3% to $386.7 million from $344.3 million. The increase resulted primarily from growth in insurance exposure and a larger average premium per policy.

Pooled net written premiums (including ALLIED Mutual) totaled $632.8 million, an
11.3 % increase over 1993 production. The average premium per policy for personal lines was up 3.8% to $567 while the policy count grew 8%. The average premium per policy for commercial lines increased 4.5% to $1,065, and policy count was up 4.8%. Earned premiums for the property-casualty segment were 65.4% personal lines and 34.6% commercial lines. The business mix for 1993 was 65.5% personal and 34.5% commercial.

Income before income taxes increased to $54.2 million from $40.9 million as a result of the first statutory underwriting profit in seven years. Investment income was $35.3 million compared with $33.5 million. The pretax yield on invested assets was 6.6%, down from 7% due to a larger investment in tax-exempt securities. Realized investment gains were $3 million compared with $1.3 million; the increase was from the sale of the segment's 20% interest in a savings and loan holding company in 1994 for $9.4 million. The pretax gain of $2.6 million from the sale generated an aftertax gain on a fully diluted basis of $0.13 per share. Other income increased to $6.1 million from $5.5 million in 1993.

The statutory combined ratio (after policyholder dividends) improved to 97.1 from the 99.3 reported in 1993. Improvement was attributed to a 1.2-point decrease in the underwriting expense ratio and a 1-point decrease in the loss and loss settlement expense ratio. The decreases were the result of the Company's continuing efforts to improve efficiency and productivity. Wind and hail losses for 1994 increased to $24.4 million from $18.7 million in 1993; their impact on the combined ratio worsened to 6.3 points from 5.4 points for 1993. The underwriting gain (on a generally accepted accounting principles basis) was $9.8 million compared with a gain of $611,000 for 1993. On a fully diluted basis, wind and hail losses increased $0.26 per share to $1.15 in 1994.

The personal auto statutory combined ratio improved to 97.4 for 1994 from 98.3. The improvement was due to a 10.6% growth in earned premiums that outpaced the increase in losses and loss settlement expenses. The statutory combined ratio for the homeowners line was 107.4 compared with 109.1 for 1993. The impact of the wind and hail losses on the homeowners combined ratio increased to 21.5 points from 17.9 points, but the increase was offset by lower loss settlement and underwriting expenses. Overall, the personal lines statutory combined ratio improved to 99.8 in 1994 from 100.8 in 1993. The statutory combined ratio for commercial lines improved to 92.0 from 96.3.

      Excess & Surplus Lines

Earned premiums increased 7.4% to $25.8 million for 1994 from $24 million. Net written premiums increased 8.6% to $27 million from $24.9 million. Direct earned premiums were $32.3 million compared with $30 million. As of December 31, 1994, the segment's book of business was comprised of 2.8% personal lines and 97.2% commercial lines. For 1993, the business mix was 3.5% personal and 96.5% commercial.

The statutory combined ratio (after policyholder dividends) was 99.9, which produced an underwriting loss (on a generally accepted accounting principles basis) of $218,000. The statutory combined ratio of 96.1 for 1993 resulted in an underwriting gain of $647,000. The 1994 combined ratio worsened primarily because of a 16.4% increase in incurred losses resulting from higher than anticipated one unusually large claim; the loss and loss settlement expense ratio increased 2.5 points.

Income before income taxes for 1994 decreased 11% to $5 million from $5.6 million for 1993. Realized investment losses were $24,000 compared with gains of $103,000. Investment income increased 7.7% to $5.2 million from $4.9 million because a larger average balance of invested assets more than offset the decline in the pretax yield to 6.8% from 7.2%. Invested assets rose 6% from the previous year-end to $79.6 million at December 31, 1994.

      Noninsurance Operations

Revenues for ALLIED Mortgage decreased slightly in 1994 to $18.3 million from $18.4 million in 1993, adversely affected by a sharp decrease in marketing revenues in an interest rate environment that experienced rising rates throughout the year. In 1993, falling interest rates provided the market with an abundance of mortgage loans to be purchased or originated at below-market prices and allowed the mortgage loans to be sold on the secondary market at a premium. The stability in revenues in 1994 was attributed primarily to an increase in servicing fees that offset the decline in marketing revenues. The mortgage servicing portfolio grew 19.3% to $3 billion from $2.5 billion at year-end 1993.

Income before income taxes for ALLIED Mortgage was up 16.5% to $4 million from $3.4 million for 1993. The increase was primarily the result of fewer servicing rights being written off due to the reduction in refinancing activities in 1994. During 1993, lower interest rates increased the amount of servicing rights being expensed as the underlying mortgages were repaid or refinanced.

Revenues increased 6.8% for the data processing operations to $51.8 million from $48.4 million in 1993. Income before income taxes decreased 16.8% to $3.9 million in 1994 from $4.6 million. The decrease occurred because the growth in operating expenses outpaced the increase in revenues. Higher operating expenses were the result of expensing direct development costs.

      Investments and Investment Income

Invested assets were up 8.1% to $655.9 million from $606.5 million at year-end 1993. The investment portfolios consisted of 99.6% investment grade securities at December 31, 1994. The fair value of the Company's investment in fixed maturities held to maturity was $13.2 million below amortized cost compared with an excess of $18.8 million at December 31, 1993.

Consolidated investment income increased 5.2% to $41.1 million from $39 million for 1993. The Company's pretax rate of return on invested assets was down to 6.5% from the previous year's 7.1%. The aftertax yield for 1994 was 5.1% compared with 5.4%.

As of December 31, 1994,  the Company held  collateralized  mortgage  obligation
(CMO) investments with a carrying value of $59.6 million (fair value of $57 million). The Company's investments in CMOs as of December 31, 1993 had a carrying value of $104 million (fair value of $105.6 million).

      Income Taxes

The Company's effective income tax rate was 28.6% compared with 29.7% for 1993. The increased tax-exempt income in 1994 was primarily responsible for the change in the effective tax rate. The income tax expense for 1994 rose to $19.1 million from $16.8 million due to higher operating income.


REGULATIONS

The NAIC's risk based capital (RBC) requirements were adopted by the NAIC in 1993 and call for property-casualty insurance companies to calculate and report information under the RBC formula. It is anticipated the Iowa legislature will enact the NAIC's proposal into law in 1996. The RBC formula uses the statutory financial statements to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums, and unearned premiums) risk. The subsidiaries' statutory financial statements and counsel's interpretation of the RBC formula lead management to believe capital levels are sufficient to support the level of risk inherent in Company operations and are in excess of the minimums required.

The NAIC's model legislation to govern insurance company investments is in development. An exposure draft was released in December of 1995, and the model investment law may be adopted by the NAIC in 1996. The effect of the adoption by the Iowa legislature is not expected to be significant to the Company.

California has been the source of approximately 25% of the pool's direct written premiums for the past ten years. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line exceeded 10%. Since it was passed, Proposition 103 has been the subject of a number of legal and regulatory proceedings for the purpose of clarifying the scope and extent of insurers' rollback obligations. Management of the Company continues to believe that the insurance subsidiaries will not be liable for any material rollback of premiums.


LIQUIDITY AND CAPITAL RESOURCES

Substantial cash inflows are generated from premiums, pool administration fees, investment income, and proceeds from maturities of portfolio investments. The principal outflows of cash are payments of claims, commissions, premiums taxes, operating expenses, income taxes, and the purchase of fixed maturities and equity securities. In developing its strategy, the Company establishes a level of cash and highly liquid short- and intermediate-term securities that, combined with expected cash flow, is believed adequate to meet anticipated short-term and long-term payment obligations.

In 1995, operating activities generated cash flows of $97.9 million; in 1994, the total was $85.5 million; in 1993, the total was $91.6 million (including $25.8 million from the 1993 change in the pool participation percentage and pool administration). For each year, the primary source of funds was premium growth in the Company's property-casualty insurance operations. Proceeds from the sale of 1.6 million shares of common stock in the first quarter of 1993 accounted for the majority of the $38.1 million generated from financing activities during 1993.

In each of the years, funds generated from operating activities were used primarily to purchase investment grade fixed securities, accounting for the majority of cash used in investing activities. The net cash used in investing activities in 1995, 1994, and 1993 was $88.8 million, $69.5 million, and $128.8 million, respectively. In 1993, additional funds were generated from financing activities and were used primarily to purchase investment grade fixed maturities. In 1995, 1994, and 1993, the Company paid dividends of $13.5 million, $12.7 million, and $11.8 million, respectively.

In 1994, the Company also used funds to repurchase $6.4 million of common stock. On February 11, 1994, the Company's Board of Directors approved a plan to repurchase up to 250,000 shares of the Company's common stock on the open market. The 250,000 shares were repurchased at an average cost of $25.44 per share. The repurchase program was completed during November of 1994.

On December 14, 1994, the Company's Board of Directors approved the repurchase of an additional 250,000 shares of the Company's common stock on the open market. Through December 31, 1995, the Company had not repurchased any shares under this program.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. In 1994, additional funds of $9.4 million were generated from the sale of the 20% interest in a savings and loan holding company. As of December 31, 1995, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

The Company's mortgage banking subsidiary, ALLIED Mortgage, has separate credit agreements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used by ALLIED Mortgage to finance its mortgage loans held for sale, to purchase servicing rights, and to purchase short-term investments. These notes payable are not guaranteed by the Company. At December 31, 1995, ALLIED Mortgage had short-term borrowings of $22.5 million, which are to be repaid through the subsequent sale of securities inventory. The amount of short-term borrowings fluctuates daily depending on the level of inventory being financed. Long-term borrowings amounted to $13.5 million to be repaid over the next nine years. See note 8 of Notes to Consolidated Financial Statements. In the normal course of its business, ALLIED Mortgage also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation. See note 14 of Notes to Consolidated Financial Statements.

Historically, the Company's insurance subsidiaries have generated sufficient funds from operations to pay their claims. While the property-casualty and excess & surplus lines insurance companies have maintained adequate investment liquidity, they have in the past required additional capital contributions to support premium growth. Industry and regulatory guidelines suggest that a property-casualty insurer's annual net written premiums should not exceed approximately 300% of statutory surplus. At December 31, 1995, the property-casualty and excess & surplus lines segments' net written premiums were 171% and 110% of their statutory surplus, respectively. On February 18, 1993,
1.6 million shares of common stock were sold to the public at $24.67 per share; the Company used the net proceeds to contribute $36.1 million to the property-casualty subsidiaries and improve overall liquidity.

The Company relies primarily on dividends from its insurance subsidiaries to pay preferred and common stock dividends to Company stockholders. State insurance regulations restrict the maximum amount of dividends the property-casualty subsidiaries can pay without prior regulatory approval. The maximum dividend that the subsidiaries may pay without prior approval of the insurance authorities is the greater of either 10% of the subsidiary's statutory capital stock and surplus as of the preceding December 31 or net income of the preceding calendar year. In 1996 the maximum amount legally available for distribution to the Company without prior approval is $44.1 million.

The excess & surplus lines subsidiary is domiciled in Arizona and operates under Arizona state laws. The maximum amount available for distribution as dividends from the excess & surplus lines subsidiary is limited to the lesser of 10% of stockholders' surplus as of the preceding December 31 or net investment income of the pre year. The excess & surplus lines segment could pay $2.8 million in 1996 without prior notice to the insurance commissioner. The Company anticipates that the excess & surplus lines segment will not pay dividends in 1996.

During 1995, the Company received dividend payments of $12 million from the property-casualty subsidiaries and $974,000 from noninsurance subsidiaries. During 1994 and 1993, the property-casualty subsidiaries made dividend payments of $7.8 million and $7.7 million, respectively, to the Company; noninsurance subsidiaries paid dividends of $1.1 million and $440,000, respectively.

Dividend payments to common stockholders totaled $6.3 million for the year ended December 31, 1995, up from $5.4 million and $4.4 million in 1994 and 1993, respectively. In 1995, 1994, and 1993, the Company paid dividends of $3.7 million, $3.8 million, and $3.9 million, respectively, on the ESOP Series. In each year, the Company paid dividends of $3.5 million on the 6-3/4% Series preferred stock.

At its March 5, 1996 meeting, the Board of Directors approved a first-quarter 1996 common stock dividend of $0.22 per share for payment to holders of record on March 26. The dividend is $0.05 (29.4%) higher than the amount paid in the fourth quarter of 1995.

On March 7, 1996, the ESOP Trust converted its shares of the ESOP Series to approximately 4.4 million shares of common stock. The conversion increased the number of shares outstanding to 13.9 million. Paying the first-quarter 1996 common stock dividends on the new shares of common stock held by the ESOP Trust will increase the Company's dividend payments in the first quarter by $675,000. If the $0.22 rate is approved by the Board each quarter of 1996, the annual dividend payments will rise $939,000 as a result of the conversion of the ESOP Series share to common stock. The impact is greatest in the first quarter because the ESOP Trust will receive the full first-quarter dividend in addition to the ESOP Series dividend for the two months prior to the conversion.

In 1990, the ESOP Trust issued notes totaling $35 million (ESOP obligations) to acquire ESOP Series preferred stock for the Company's Employee Stock Ownership Plan (ESOP). In March 1995, the ESOP Trust refinanced its notes with a Term Credit Agreement and Guaranty (Agreement) with two separate commercial banks. The Company guaranteed the ESOP Trust's obligations under the Agreement. See note 9 of Notes to Consolidated Financial Statements. At December 31, 1995, the balance of the obligations was $26.3 million. Company contributions plus dividends on the ESOP Series preferred stock are used by the ESOP Trust to service the ESOP obligations. Dividends and payments for the employee lease fees from its subsidiaries are used by the Company to fund the amounts paid to the ESOP Trust. The Company made contributions to the ESOP Trust of $733,000 in 1995, $35,000 in 1994, and $54,000 in 1993. The Company paid dividends of $2.8 million in 1995, 1994, and 1993, which were used for such debt service. In connection with its ESOP guarantee of ESOP obligations, the Company is required to maintain minimum stockholders' equity and to comply with certain other financial covenants. See notes 9 and 15 of Notes to Consolidated Financial Statements.

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

                  THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK

Item 8.  Financial Statements and Supplementary Data

Management's Representation

The management of ALLIED Group, Inc. is responsible for the integrity and fair presentation of the consolidated financial statements, related notes, and all other information presented herein. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best estimates and judgements.

Management maintains a system of internal control designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, the prevention and detection of fraudulent financial reporting, and the appropriate division of responsibility. In addition, the Company's internal audit department systematically reviews these controls, evaluates their adequacy and effectiveness, and reports thereon. Management has considered internal audit recommendations and those of KPMG Peat Marwick LLP and has in its opinion responded appropriately to those recommendations. Management believes that as of December 31,1995 the Company's system of internal control is adequate to accomplish the objectives discussed herein.

The Company's financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The audit was conducted in accordance with generally accepted auditing standards, which included a consideration of the Company's system of internal control to the extent necessary to form an independent opinion on the financial statements prepared by management.

The audit committee of the Board of Directors, composed solely of outside directors, oversees management's discharge of its financial reporting responsibilities. The committee meets periodically with management, internal auditors, and representatives of KPMG Peat Marwick LLP to discuss auditing, financial reporting and internal control matters. Both internal and independent auditors have access to the audit committee without management's presence.




Jamie H. Shaffer
President (Financial)

Independent Auditors' Report

The Board of Directors and Stockholders
ALLIED Group, Inc.

We have audited the accompanying consolidated balance sheets of ALLIED Group, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALLIED Group, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in note 1 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for investments in fixed maturities in 1993.



KPMG Peat Marwick LLP

Des Moines,  Iowa
February 2, 1996 except for note 20,
which is as of March 7, 1996

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                                 December 31,
                                                                                       ---------------------------------
                                                                                            1995               1994
                                                                                       --------------     --------------
Assets

   Investments (note 2)

     Fixed maturities (note 3)

        Available for sale at fair value                                               $      754,547     $      243,568

        Held to maturity at amortized cost                                                        ---            401,717

     Equity securities at fair value (note 3)                                                   7,948              4,507

     Short-term investments at cost (notes 3 and 4)                                             9,802              5,656

     Other investments at equity                                                                    2                458
                                                                                       --------------     --------------

          Total investments                                                                   772,299            655,906


   Cash                                                                                         1,465              1,541

   Indebtedness from affiliates (note 4)                                                          ---                572

   Accrued investment income                                                                   10,467             10,349

   Accounts receivable                                                                         76,118             68,466

   Current income taxes recoverable (note 17)                                                   1,330              2,594

   Reinsurance receivables for losses and loss settlement expenses                             19,293             20,936

   Mortgage loans held for sale (notes 2 and 8)                                                13,673             15,540

   Deferred policy acquisition costs                                                           41,688             38,269

   Prepaid reinsurance premiums                                                                 6,784              6,381

   Mortgage servicing rights (note 8)                                                          35,705             36,981

   Deferred income taxes (note 17)                                                                ---              9,100

   Other assets                                                                                31,776             26,116
                                                                                       --------------     --------------

          Total assets                                                                 $    1,010,598     $      892,751
                                                                                       ==============     ==============






          See accompanying Notes to Consolidated Financial Statements.

                                                                                                 December 31,
                                                                                       ---------------------------------
                                                                                            1995               1994
                                                                                       --------------     --------------
Liabilities

   Losses and loss settlement expenses (notes 5 and 6)                                 $      341,864     $      310,996

   Unearned premiums                                                                          196,461            180,113

   Outstanding drafts                                                                           3,708             13,309

   Indebtedness to affiliates (note 4)                                                          1,019                ---

   Notes payable to nonaffiliates (notes 2 and 8)                                              35,965             41,541

   Notes payable to affiliates (notes 2 and 4)                                                  3,500              2,000

   Guarantee of ESOP obligations (notes 2 and 9)                                               26,270             28,150

   Deferred income taxes (note 17)                                                              2,854                ---

   Other liabilities (notes 14 and 16)                                                         37,371             34,761
                                                                                       --------------     --------------

        Total liabilities                                                                     659,012            610,870
                                                                                       --------------     --------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized 7,500 shares (note 10)

       6-3/4% Series, 1,827 shares issued and outstanding                                     37,813             37,813

       ESOP Series, issued and outstanding 2,993 shares
         in 1995 and 3,154 shares in 1994                                                     45,835             47,753

   Common stock, no par value, $1 stated value, authorized
     40,000 shares, issued and outstanding 9,445 shares
     in 1995 and 9,000 shares in 1994 (notes 11 and 12)                                         9,445              9,000

   Additional paid-in capital                                                                 104,596             98,926

   Retained earnings (note 13)                                                                159,470            119,752

   Unrealized appreciation (depreciation) of investments
     (net of deferred income tax (expense)
     benefit of ($9,907) and $2,869)                                                           18,335             (5,241)

   Unearned compensation related to ESOP (note 9)                                             (23,908)           (26,122)
                                                                                       --------------     --------------
        Total stockholders' equity                                                            351,586            281,881
                                                                                       --------------     --------------
   Commitments and contingent liabilities (notes 6 and 14)

            Total liabilities and stockholders' equity                                 $    1,010,598     $      892,751
                                                                                       ==============     ==============


          See accompanying Notes to Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                                   Year ended December 31,
                                                                    ----------------------------------------------------
                                                                         1995               1994               1993
                                                                    --------------     --------------     --------------
Revenues
   Earned premiums (notes 4 and 6)                                  $      455,499     $      412,518     $      368,336
   Investment income (note 3)                                               47,242             41,070             39,030
   Realized investment gains (notes 3 and 7)                                   505              2,888              1,396
   Income from affiliates (note 4)                                           5,285              4,737              5,478
   Other income                                                             44,234             46,151             68,202
                                                                    --------------     --------------     --------------

                                                                           552,765            507,364            482,442
                                                                    --------------     --------------     --------------

Losses and expenses (note 4)
   Losses and loss settlement expenses (notes 5 and 6)                     317,940            286,944            258,918
   Amortization of deferred policy acquisition costs                       100,120             90,858             81,154
   Other underwriting expenses                                              20,583             25,090             27,006
   Other expenses                                                           38,713             35,419             55,486
   Interest expense (note 8)                                                 1,561              2,354              3,121
                                                                    --------------     --------------     --------------

                                                                           478,917            440,665            425,685
                                                                    --------------     --------------     --------------

Income before income taxes                                                  73,848             66,699             56,757
                                                                    --------------     --------------     --------------

Income taxes (note 17)
   Current                                                                  22,293             17,499             18,421
   Deferred                                                                   (822)             1,575             (1,586)
                                                                    --------------     --------------     --------------

                                                                            21,471             19,074             16,835
                                                                    --------------     --------------     --------------

Net income                                                          $       52,377     $       47,625     $       39,922
                                                                    ==============     ==============     ==============

Net income applicable to common stock                               $       45,160     $       40,319     $       32,502
                                                                    ==============     ==============     ==============

Earnings per share
   Primary                                                          $         4.91     $         4.48     $         3.68
                                                                    ==============     ==============     ==============

   Fully diluted                                                    $         3.52     $         3.19     $         2.61
                                                                    ==============     ==============     ==============



          See accompanying Notes to Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                       Statements of Stockholders' Equity
                                 (in thousands)

                                                                                  Year ended December 31,
                                                                    ----------------------------------------------------
                                                                         1995               1994               1993
                                                                    --------------     --------------     --------------
Preferred stock, beginning of year                                  $       85,566     $       87,125     $       88,055
   Issuance of shares of ESOP Series (note 10)                                 699                794                889
   ESOP Series shares converted to
     common shares (note 11)                                                (2,617)            (2,353)            (1,819)
                                                                    --------------     --------------     --------------
        Preferred stock, end of year                                        83,648             85,566             87,125
                                                                    --------------     --------------     --------------

Common stock, beginning of year                                              9,000              9,026              4,469
   Issuance of shares of common stock (notes 11 and 12)                        445                224              1,719
   Repurchase of shares of common stock (note 11)                              ---               (250)               ---
   Effect of 3-for-2 stock split                                               ---                ---              2,838
                                                                    --------------     --------------     --------------
        Common stock, end of year                                            9,445              9,000              9,026
                                                                    --------------     --------------     --------------

Additional paid-in capital, beginning of year                               98,926            101,541             57,810
   Issuance of shares of common stock (notes 11 and 12)                      5,670              3,258             46,569
   Repurchase of shares of common stock (note 11)                              ---             (6,110)               ---
   Effect of 3-for-2 stock split                                               ---                ---             (2,838)
   Other, net                                                                  ---                237                ---
                                                                    --------------     --------------     --------------
        Additional paid-in capital, end of year                            104,596             98,926            101,541
                                                                    --------------     --------------     --------------

Retained earnings, beginning of year                                       119,752             83,922             54,902
   Net income                                                               52,377             47,625             39,922
   Dividends paid on preferred stock (note 10)                              (7,217)            (7,306)            (7,421)
   Dividends paid on common stock (note 11)                                 (6,291)            (5,396)            (4,423)
   Tax benefits attributable to tax deductible dividends
     on unallocated shares of the ESOP                                         849                907                942
                                                                    --------------     --------------     --------------

        Retained earnings, end of year                                     159,470            119,752             83,922
                                                                    --------------     --------------     --------------

Unrealized (depreciation) appreciation of investments,
  beginning of year                                                         (5,241)             5,900                ---
   Change in unrealized appreciation (depreciation), net                    23,576            (11,141)                17
   Cumulative effect of accounting change for
     investments (note 1)                                                      ---                ---              5,883
                                                                    --------------     --------------     --------------
          Unrealized appreciation (depreciation) of
            investments, end of year                                        18,335             (5,241)             5,900
                                                                    --------------     --------------     --------------

Unearned compensation related to ESOP,
  beginning of year                                                        (26,122)           (27,874)           (29,221)
   Cost of ESOP Series shares allocated                                      2,214              1,752              1,347
                                                                    --------------     --------------     --------------

          Unearned compensation related to ESOP,
            end of year                                                    (23,908)           (26,122)           (27,874)
                                                                    --------------     --------------     --------------
               Total stockholders' equity                           $      351,586     $      281,881     $      259,640
                                                                    ==============     ==============     ==============


          See accompanying Notes to Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                            Statements of Cash Flows
                                 (in thousands)

                                                                                  Year ended December 31,
                                                                    ----------------------------------------------------
                                                                         1995               1994               1993
                                                                    --------------     --------------     --------------
Cash flows from operating activities
   Net income                                                       $       52,377     $       47,625     $       39,922
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Losses and loss settlement expenses                                    30,868             31,140             32,508
     Unearned premiums, net                                                 15,945             17,575             18,817
     Deferred policy acquisition costs                                      (3,419)            (3,861)            (4,080)
     Accounts receivable, net                                               (6,009)           (13,151)           (20,873)
     Depreciation and amortization                                           9,583              6,576             10,463
     Realized investment gains                                                (505)            (2,888)            (1,396)
     Mortgage loans held for sale, net                                      (1,529)             9,944             15,005
     Indebtedness with affiliates                                            1,591              1,815             (1,118)
     Accrued investment income                                                (118)              (992)            (1,236)
     Other assets                                                           (6,644)           (15,386)           (15,796)
     Cost of ESOP Series shares allocated                                    2,214              1,752              1,347
     Income taxes
        Current                                                              1,264                (81)            (1,001)
        Deferred                                                              (822)             1,575             (1,586)
     Other, net                                                              3,109              3,902             (5,157)
                                                                    --------------     --------------     --------------
                                                                            97,905             85,545             65,819
   Cash provided from the change in the reinsurance
     pooling agreement (note 4)                                                ---                ---             25,778
                                                                    --------------     --------------     --------------
     Net cash provided by operating activities                              97,905             85,545             91,597
                                                                    --------------     --------------     --------------

Cash flows from investing activities
   Purchase of fixed maturities
     Available for sale                                                   (184,600)           (91,722)           (18,473)
     Held to maturity                                                          ---           (104,233)          (219,912)
   Purchase of equity securities                                            (4,819)              (814)            (3,778)
   Purchase of equipment                                                    (7,794)            (5,653)            (4,942)
   Sale of fixed maturities
     Available for sale                                                     48,012             26,606             20,142
     Held to maturity (note 3)                                                 ---              5,733                ---
   Maturities, calls, and principal reductions of
    fixed maturities
     Available for sale                                                     36,456             34,532                ---
     Held to maturity                                                       25,510             54,825             79,548
   Sale of equity securities                                                 2,072                215                ---
   Short-term investments, net                                              (4,146)             1,263              3,215
   Sale of subsidiary (note 7)                                                 ---                ---             14,304
   Sale of other investment (note 7)                                           ---              9,395                ---
   Sale of equipment                                                           470                358              1,094
                                                                    --------------     --------------     --------------
     Net cash used in investing activities                                 (88,839)           (69,495)          (128,802)
                                                                    --------------     --------------     --------------
Cash flows from financing activities
   Notes payable to nonaffiliates, net                                      (2,180)               380              1,800
   Notes payable to affiliates, net                                          1,500             (1,500)              (153)
   Issuance of preferred stock                                                 699                794                889
   Issuance of common stock                                                  3,498              1,129             46,469
   Repurchase of common stock                                                  ---             (6,360)               ---
   Dividends paid to stockholders, net of
     income tax benefit                                                    (12,659)           (11,795)           (10,902)
                                                                    --------------     --------------     --------------
     Net cash (used in) provided by financing activities                    (9,142)           (17,352)            38,103
                                                                    --------------     --------------     --------------

Net (decrease) increase in cash                                                (76)            (1,302)               898
Cash at beginning of year                                                    1,541              2,843              1,945
                                                                    --------------     --------------     --------------

Cash at end of year                                                 $        1,465     $        1,541     $        2,843
                                                                    ==============     ==============     ==============

          See accompanying Notes to Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)


(1)   Summary Of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of ALLIED Group, Inc. (the Company) and its property-casualty, excess & surplus lines, and noninsurance subsidiaries on a consolidated basis.

The Company's  property-casualty  segment operates  through three  subsidiaries:
AMCO Insurance Company (AMCO), ALLIED Property and Casualty Insurance Company (ALLIED Property and Casualty), and Depositors Insurance Company (Depositors), which underwrite personal lines (primarily automobile and homeowners) and small commercial lines. The property-casualty segment operates exclusively in the United States and primarily in central and western states. Iowa and California accounted for 23.3% and 24%, respectively, of 1995 direct written premiums. The property-casualty segment markets its products through three distribution systems: independent agencies, exclusive agencies, and direct response. The property-casualty segment accounted for 85.4% of 1995 consolidated revenues.

Western Heritage Insurance Company (Western Heritage) is the excess & surplus lines subsidiary, which primarily underwrites commercial lines. The excess & surplus lines segment operates exclusively in the United States. In 1995 the segment accounted for 6.4% of consolidated revenues.

The noninsurance subsidiaries are ALLIED Group Mortgage Company (ALLIED Mortgage), Dougherty Dawkins, Inc. and subsidiaries (Dougherty Dawkins) through October 29, 1993, ALLIED Group Information Systems, Inc. (AGIS), The Freedom Group, Inc. (Freedom Group), Midwest Printing Services, Ltd., ALLIED Group Leasing Corporation, and ALLIED General Agency Company.

At year-end 1995 the ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 26.9% of the outstanding voting stock of the Company. ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18% of the voting stock of the Company.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. Certain amounts in the financial statements for prior years have been reclassified to conform to the current year's presentation.

Investments

In compliance with Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in fixed maturities where there is the positive intent and ability to hold to maturity are classified as held to maturity and carried at cost adjusted for amortization of premium or discount. Amortization of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives. Except for declines that are other than temporary, changes in fair value are not reflected in the financial statements. Investments in fixed maturities that may be sold prior to maturity and are not bought and held principally for the purpose of selling in the near term are segregated into an available for sale portfolio and are carried at fair value. Unrealized appreciation and depreciation of securities classified as available for sale are excluded from income and reported as a separate component of stockholders' equity net of deferred income taxes.

In conjunction with the adoption of SFAS 115 on December 31, 1993, the Company reclassified certain securities totaling $199,618 to securities available for sale from securities held to maturity. The reclassification increased stockholders' equity by $5,883 net of deferred income taxes.

In November of 1995, the Financial Accounting Standards Board (FASB) issued an implementation guide entitled, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which included transition guidelines that permitted the Company to reassess the appropriateness of its classification of all securities held at November 30, 1995; reassessment was to be completed no later than December 31, 1995. Prior to the deadline, the Company reclassified $359,409 of securities held to maturity to securities available for sale. The reclassification increased unrealized appreciation of investments by $7,727 net of deferred income taxes.

The carrying values of all investments in fixed maturities are reviewed on an ongoing basis. If this review indicates that a decline in fair value below cost is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such reductions in carrying value are recognized as realized losses and charged to income. Realized gains and losses on disposition of investments are based on specific identification of the investments sold.

Equity securities are carried at fair value with any unrealized appreciation and depreciation reported net of deferred income taxes as a separate component of stockholders' equity. All short-term investments are recorded at cost, which approximates fair value. Other investments are reported using the equity method. Other investments at December 31, 1995 and 1994 included a 20% ownership in Black Hawk Holding Company (Black Hawk), an abstract and title holding company.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to hedge against well defined market and interest rate risks. The Company has entered into an interest rate swap agreement to reduce its exposure to interest rate risk associated with its guarantee of ESOP obligations. ALLIED Mortgage enters into futures, options, and cash markets to limit its exposure to market risk on mortgage loans held for sale.

Property-casualty and Excess & Surplus Lines

Premiums are recognized as revenue ratably over the terms of the respective policies. Unearned premiums are calculated on the monthly pro rata basis. Amounts paid for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of insurance protection provided. Premiums receivable from policyholders and agents are recorded at cost less an allowance for doubtful accounts.

Policy acquisition costs such as commissions, premium taxes, and certain other underwriting and agency expenses that vary with and are directly related to the production of business have been deferred. Such deferred policy acquisition costs are being amortized as premium revenue is recognized. The method followed in computing deferred policy acquisitions costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned.

Liabilities for losses are based upon case-basis estimates of reported losses, estimates of unreported losses based upon prior experience adjusted for current trends, and estimates of losses expected to be paid under assumed reinsurance contracts. Liabilities for loss settlement expenses are provided by estimating expenses expected to be incurred in settling the claims provided for in the loss reserve. Changes in estimates are reflected in current operating results (note
5).

Ceded reinsurance amounts with unaffiliated reinsurers relating to reinsurance receivables for paid and unpaid losses and loss settlement expenses and prepaid reinsurance are reported on the balance sheets on a gross basis. Amounts ceded to ALLIED Mutual relating to the affiliated reinsurance pooling agreement and the property catastrophe reinsurance agreement have not been grossed up because the contracts provide that receivables and payables may be offset upon settlement.

The liabilities for losses and loss settlement expenses are considered adequate to cover the ultimate cost of losses and claims incurred to date net of estimated salvage and subrogation recoverable. Since the provisions are necessarily based on estimates, the ultimate liability may be more or less than such provisions.

Noninsurance Operations

Mortgage loans held for sale by ALLIED Mortage are reported at the lower of cost or fair value on an aggregate basis. The fair value calculation includes consideration of all open positions, outstanding commitments from investors, related fees paid, and unrealized gains and losses from open options and financial futures contracts. Loan origination fees and certain direct costs related to loan origination are deferred and recognized at the time the related loans are sold. In the normal course of business, ALLIED Mortgage protects its position in mortgages by taking positions in options, futures, and cash markets. Market risk exists in the event of fluctuations in market prices on the unhedged portions of mortgage loans held for sale and outstanding commitments.

Effective January 1, 1995, ALLIED Mortgage adopted SFAS 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." Accordingly, ALLIED Mortgage recognizes as separate assets the rights to service mortgage loans for others, whether acquired through purchases or loan originations. Capitalized mortgage servicing rights are assessed periodically for impairment based on the fair value of those rights. ALLIED Mortgage stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and note rate, and determines fair value based upon the present value of estimated future cash flows. Impairment is recognized through a valuation allowance for each impaired stratum. The total valuation allowance for capitalized mortgage servicing rights was $1,368 as of December 31, 1995. The fair value of capitalized mortgage servicing rights as of December 31, 1995 was approximately $40,186. Capitalized mortgage servicing rights are amoritzed over twelve years using the straight-line method, which management believes approximates the realization of the related net servicing income. Amortization of servicing rights for the years ended December 31, 1995, 1994, and 1993 was $4,728, $3,507, and $6,033, respectively. The adoption of SFAS 122 did not have a material effect on the financial statements. Prior to adoption of SFAS 122, the Company capitalized only the costs related to purchased mortgage servicing rights.


Depreciation and Amortization

Equipment and software are included in other assets at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are provided primarily on the straight-line basis over the estimated useful lives of the assets, ranging from two to seven years. Accelerated depreciation methods are utilized for income tax purposes.

Retirement Plan Costs

The amount of compensation cost related to The ALLIED Group Employee Stock Ownership Plan (ESOP) is based on the cost of the shares allocated to participants plus interest expense incurred related to the debt of the ESOP reduced by dividends paid used to service the ESOP's debt (the shares allocated method). The income tax benefit for the tax deductibility of dividends paid on unallocated shares of the ESOP available for debt service is included as a direct addition to retained earnings.

Stock-based Compensation

The FASB issued SFAS 123, "Accounting for Stock-Based Compensation," in October of 1995. SFAS 123 specifies a fair value method of accounting for stock-based compensation plans and recognizes compensation cost over the vesting period of the option granted. An entity is permitted to determine its net income by continuing to apply Opinion 25, "Accounting for Stock Issued to Employees," but must comply with the disclosure requirements of SFAS 123. SFAS 123 is required to be adopted for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure requirements of SFAS 123 for the year ended December 31, 1996 but will continue to account for stock-based compensation plans under Opinion 25.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense provisions increase or decrease in the same period in which a change in tax rates is enacted.

Earnings per Share

Primary earnings per share calculations are computed after net income is reduced by the amount of dividends paid on the Company's preferred stock and divided by the weighted average of common stock and common stock equivalents outstanding during the period. Securities that are in substance equivalent to common stock (primarily stock options) are referred to as common stock equivalents.

Fully diluted earnings per share calculations are based on the weighted average number of shares of common stock and common stock equivalents outstanding for a period and the assumed conversion of the ESOP Series convertible preferred stock into common stock. Net income is reduced by dividends on the 6-3/4% Series preferred stock and by the additional costs for the ESOP resulting from the assumed replacement of the convertible preferred stock dividends with common stock dividends net of the related income taxes.

Cash Flows

For purposes of reporting cash flows, changes in notes payable issued by ALLIED Mortgage to purchase mortgage loans held for sale are included in cash flows from operating activities.

(2)  Fair Value of Financial Instruments

The estimated fair value amounts have been determined by using available market information and appropriate valuation methods. The estimates presented herein are not necessarily indicative of the amounts that would be realized in a current market exchange, and the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

Fixed maturities (available for sale and held to maturity)--The estimated fair value is based upon the quoted market prices for the same or similar issues or from independent pricing services (note 3).

Equity securities--The estimated fair value is based upon the quoted market prices where available or from independent pricing services (note 3).

Short-term investments--Due to their short-term nature, their carrying amount approximates fair value.

Mortgage loans held for sale--The fair value is estimated using quoted market prices and includes commitments to extend credit and forward sales commitments (note 14).

Excess servicing rights--The fair value represents the present value of estimated future servicing revenues in excess of normal servicing revenues over the assumed life of the servicing portfolio.

Notes payable to affiliates and nonaffiliates--Due to the short maturity of the short-term notes payable, carrying value approximates fair value. The fair value of the long-term notes payable is estimated using current rates available for similar issues (notes 4 and 8).

Guarantee of ESOP obligations--Due to its floating interest rate, the guarantee approximates its fair value (note 9).

Interest rate swap agreement (derivative)--The fair value reflects the estimated amount the Company would pay to terminate the contract at year-end, thereby taking into account the current unrealized gains or losses of the open contract. Dealer quotes are available for the Company's derivative (note 9).

Other financial instruments--Due to their short-term nature, their carrying amount approximates fair value.

The following table presents the carrying value and estimated fair value of the financial instruments at December 31, 1995 and 1994.

                                                                        1995                             1994
                                                           ----------------------------     ----------------------------
                                                                             Estimated                        Estimated
                                                             Carrying          fair           Carrying          fair
                                                               value           value            value           value
                                                           ------------    ------------     -----------     ------------
Fixed maturities - available for sale                      $    754,547    $    754,547     $   243,568     $    243,568

Fixed maturities - held to maturity                                 ---             ---         401,717          388,486

Equity securities                                                 7,948           7,948           4,507            4,507

Short-term investments                                            9,802           9,802           5,656            5,656

Mortgage loans held for sale                                     13,673          13,673          15,540           15,540

Excess servicing rights                                             538             538             559              559

Notes payable to nonaffiliates                                  (35,965)        (36,364)        (41,541)         (39,145)

Notes payable to affiliates                                      (3,500)         (3,500)         (2,000)          (2,000)

Guarantee of ESOP obligations                                   (26,270)        (26,270)        (28,150)         (28,150)

Interest rate swap agreement                                        ---          (1,052)            ---             (405)


The estimated fair values presented herein are based on pertinent information available to management as of December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates; current estimates of fair value may differ significantly from the amounts presented herein.

(3)  Investments

Following is a schedule of amortized costs and estimated fair values of investments in fixed maturities and equity securities as of December 31, 1995 and 1994. The estimated fair values for fixed maturities and equity securities are based on quoted market prices for the same or similar issues or from independent pricing services.

                                                                                      Gross         Gross       Estimated
                                                                      Amortized    unrealized    unrealized       fair
                         1995                                            cost         gains        losses         value
                                                                    ------------  ------------  ------------  ------------
Fixed maturities
   Available for sale
     U.S. Treasury securities                                       $     79,653  $      2,493  $          1  $     82,145
     U.S. Government corporations and agencies                             8,186           440           ---         8,626
     Obligations of states and political subdivisions                    273,822        11,098           280       284,640
     Foreign governments                                                   2,091            70           ---         2,161
     Corporate securities and public utilities                           167,540         6,089            22       173,607
     Mortgage-backed securities                                          195,434         8,017            83       203,368
                                                                    ------------  ------------  ------------  ------------

        Totals                                                      $    726,726  $     28,207  $        386  $    754,547
                                                                    ============  ============  ============  ============

Equity securities                                                   $      7,527  $        486  $         65  $      7,948
                                                                    ============  ============  ============  ============


                         1994

Fixed maturities
   Available for sale
     U.S. Treasury securities                                       $     92,540  $         12  $      3,935  $     88,617
     U.S. Government corporations and agencies                             3,936           114           ---         4,050
     Obligations of states and political subdivisions                     40,219           227         1,252        39,194
     Corporate securities and public utilities                            46,919           136         1,198        45,857
     Mortgage-backed securities                                           68,196           208         2,554        65,850
                                                                    ------------  ------------  ------------  ------------

                                                                         251,810           697         8,939       243,568
                                                                    ------------  ------------  ------------  ------------
   Held to maturity
     U.S. Treasury securities                                       $     19,258  $        117  $        323  $     19,052
     U.S. Government corporations and agencies                             1,581            26           ---         1,607
     Obligations of states and political subdivisions                    245,779         1,617        11,107       236,289
     Foreign governments                                                   2,115           ---           149         1,966
     Corporate securities and public utilities                            75,733           521         1,483        74,771
     Mortgage-backed securities                                           57,251            19         2,469        54,801
                                                                    ------------  ------------  ------------  ------------

                                                                         401,717         2,300        15,531       388,486
                                                                    ------------  ------------  ------------  ------------

        Totals                                                      $    653,527  $      2,997  $     24,470  $    632,054
                                                                    ============  ============  ============  ============

Equity securities                                                   $      4,375  $        198  $         66  $      4,507
                                                                    ============  ============  ============  ============

The table below presents the amortized cost and estimated fair value of fixed maturities at December 31, 1995 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                            Estimated
                                                                                          Amortized            fair
                                                                                            cost               value
                                                                                       --------------     --------------
Due in 1 year or less                                                                  $       40,527     $       40,813
Due after 1 year through 5 years                                                              210,295            218,052
Due after 5 years through 10 years                                                            264,377            275,699
Due after 10 years                                                                             16,093             16,615
                                                                                       --------------     --------------
                                                                                              531,292            551,179

Mortgage-backed securities                                                                    195,434            203,368
                                                                                       --------------     --------------

   Totals                                                                              $      726,726     $      754,547
                                                                                       ==============     ==============



The following table presents for the years ended December 31, 1995, 1994, and 1993 the gross realized gains and losses by portfolio included in the proceeds from calls, principal reductions, and sales of fixed maturities.


                                                                                 1995            1994            1993
                                                                              ----------     ------------    -----------
Available for sale
   Gross realized gains                                                       $      957     $        621    $       507
   Gross realized losses                                                            (910)            (138)           ---
                                                                              ----------     ------------    -----------
                                                                                      47              483            507
                                                                              ----------     ------------    -----------
Held to maturity
   Gross realized gains                                                               54                8          1,050
   Gross realized losses                                                              (1)            (246)          (161)
                                                                              ----------     ------------    -----------
                                                                                      53             (238)           889
                                                                              ----------     ------------    -----------

   Net realized gains                                                         $      100     $        245    $     1,396
                                                                              ==========     ============    ===========



There were no sales or transfers from the held to maturity portfolio in 1995 and 1993. For the year ended December 31, 1994, gross realized losses of the held to maturity portfolio included a realized loss of $195 on the sale of an investment. The investment had an amortized cost of $4,937 and was disposed of due to the significant downgrade of the issuer's credit rating in 1994. Additionally, the Company sold from the held to maturity portfolio an investment with an amortized cost of $1,001 for a realized loss of $10. There were no transfers in 1994.

As required by law, fixed maturities and short-term investments were on deposit with various insurance regulatory authorities at December 31, 1995 and 1994 amounting to $10,487 and $10,583, respectively.

As of December 31, 1995 and 1994, there were no investments that were non-income producing for the previous twelve months.

A summary of net investment income for the years ended December 31, 1995, 1994, and 1993 follows:

                                                                                1995             1994            1993
                                                                            ------------     ------------    -----------
Interest on fixed maturities                                                $     47,160     $     40,760    $    37,646
Dividends on equity securities                                                       167              220             99
Interest on short-term investments                                                   665              367            548
Equity earnings in unconsolidated subsidiaries                                        11              555          2,027
Other, net                                                                            20               54            104
                                                                            ------------     ------------    -----------
   Total investment income                                                        48,023           41,956         40,424
Investment expense                                                                   584              703          1,161
Interest expense                                                                     197              183            233
                                                                            ------------     ------------    -----------
   Net investment income                                                    $     47,242     $     41,070    $    39,030
                                                                            ============     ============    ===========

A summary of net realized investment gains (losses) and net changes in unrealized appreciation (depreciation) of investments for the years ended December 31, 1995, 1994, and 1993 follows:

                                                                                1995             1994            1993
                                                                            ------------     ------------    -----------
Net realized investment gains (losses)
Fixed maturities
   Available for sale                                                       $         47     $        483    $       507
   Held to maturity                                                                   53             (238)           889
Equity securities                                                                    405               (3)           ---
Other investments (note 7)                                                           ---            2,646            ---
                                                                            ------------     ------------    -----------

                                                                                     505            2,888          1,396
                                                                            ------------     ------------    -----------

Net changes in unrealized appreciation (depreciation) of investments
Fixed maturities
   Available for sale                                                             36,063          (17,293)         9,026
   Held to maturity                                                               13,231          (32,016)          (493)
Equity securities                                                                    289              104             29
                                                                            ------------     ------------    -----------

                                                                                  49,583          (49,205)         8,562
                                                                            ------------     ------------    -----------
Net realized investment gains (losses) and changes in
  unrealized appreciation (depreciation) of investments                     $     50,088     $    (46,317)   $     9,958
                                                                            ============     ============    ===========

(4)  Transactions With Affiliates

The property-casualty segment and ALLIED Mutual participate in a reinsurance pooling agreement. The pooling agreement provides that AMCO (pool administrator) assumes from the pool participants premiums, losses, allocated loss settlement expenses, commissions, premium taxes, service charge income, and dividends to policyholders. Then the pool participants assume from AMCO an amount of this pooled property-casualty business equal to their participation in the pooling agreement. AMCO pays certain underwriting expenses, unallocated loss settlement expenses, and premium collection expenses for all of the pool participants and receives a fee equal to a specified percentage of premiums as well as a contingent fee based on the attainment of certain combined ratios from each of the pool participants. AMCO charges each of the participants 12.85% of written premiums for underwriting services, 7.25% of earned premiums for unallocated loss settlement expenses, and 0.75% of earned premiums for premium collection services. The administrative fees are subject to renegotiation during the term of the agreement upon at least five years' notice. AMCO received pool administrative fees of $55,721, $50,449, and $44,920 from ALLIED Mutual in 1995, 1994, and 1993, respectively. The term of the pooling agreement extends to December 31, 2004, after which it can be terminated by participating parties upon five years' notice. All changes to the pooling agreement must be approved by the coordinating committee of the Board of Directors.

The reinsurance pooling agreement was amended January 1, 1993 to increase the property-casualty segment's participation to 64% from 60% in 1992. ALLIED Mutual transferred cash of $16,240 to the property-casualty segment to fund the additional net underwriting liabilities assumed. The pooling agreement was also amended January 1, 1993 to change the pool administrator from ALLIED Mutual to AMCO. As a result of becoming pool administrator, AMCO assumed $9,538 in certain underwriting liabilities and received a corresponding amount of cash from ALLIED Mutual. See note 6 for discussion of reinsurance transactions between the Company's property-casualty subsidiaries and ALLIED Mutual.

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to its subsidiaries and ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. The Company received revenues of $2,490, $2,415, and $3,204 for employees leased to affiliates for the years ended December 31, 1995, 1994, and 1993, respectively, which are included in income from affiliates and in eliminations and other under segment information.

The Intercompany Operating Agreement between the Company and ALLIED Mutual also provides for the continued availability of office space, marketing services, agency forces, and computer and other facilities. Expenses are charged to the Company based on specific identification or, if undeterminable, the expenses are allocated on the basis of cost and time studies that are updated annually. The agreement extends through December 31, 2004, after which it may be terminated on two years' notice given after December 31, 2002 by either ALLIED Mutual or the Company.

Included in income from affiliates are revenues of $2,795, $2,322, and $2,274 relating to data processing services provided by AGIS to ALLIED Mutual and its subsidiaries for the years ended December 31, 1995, 1994, and 1993, respectively.

ALLIED Mutual participates with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement to cover the property-casualty segment's share of pooled losses. In 1995, 1994, and 1993, the coverage was $5,000 in excess of $5,000. ALLIED Mutual's and the reinsurance company's respective participation in such agreement was 90% and 10% in 1995, 1994, and 1993. Related premiums paid by the property-casualty segment to ALLIED Mutual were $2,330 in 1995, $1,866 in 1994, and $1,478 in 1993. There were recoveries of $2,586,  $2,217,  and $1,400  from  ALLIED  Mutual in 1995,  1994,  and 1993, respectively.

All expenses incurred on the Company's behalf by its affiliates have been reflected in the accompanying financial statements. Management believes the costs incurred by its affiliates and allocated to the Company are reasonable and would not be materially different than if they had been incurred from a nonaffiliated third party. The aforementioned transactions result in intercompany balances that are created during the normal course of business and are settled on a monthly basis.

The Company and its affiliates deposit their excess cash into a short-term investment fund. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly owned subsidiary of ALLIED Mutual, is the administrator of the fund. At December 31, 1995 and 1994, the Company had $7,773 and $4,021, respectively, invested in the fund. The Company also had several unsecured notes payable to the fund at December 31, 1995 totaling $3,500. Interest rates ranged from 5.9% to 8.8%, and the notes mature in January of 1996. At December 31, 1994 the Company had two unsecured notes payable to the investment fund totaling $2,000.

The Company paid interest to affiliates of $127, $123, and $484 in 1995, 1994, and 1993, respectively.


(5)  Losses and Loss Settlement Expenses

The  following  table  sets forth the  reconciliation  of  beginning  and ending reserves for losses and loss settlement expenses for the years indicated. Reinsurance recoverables on unpaid losses and loss settlement expenses are included on the consolidated balance sheets within reinsurance receivables for losses and loss settlement expenses. The following table includes property-casualty and excess & surplus lines losses and loss settlement expense reserves.

                                                                                        Year ended December 31,
                                                                           ---------------------------------------------
                                                                               1995             1994            1993
                                                                           ------------     -----------     ------------
Reserves for losses and loss settlement expenses at beginning of year      $    310,996     $   279,856     $    243,276
Less reinsurance recoverables                                                    18,322          11,806           15,305
                                                                           ------------     -----------     ------------
Net reserves for losses and loss settlement expenses at beginning of year       292,674         268,050          227,971
                                                                           ------------     -----------     ------------
Incurred losses and loss settlement expenses
   Provision for insured events of current year                                 315,956         288,574          262,772
   Increase (decrease) in provisions for insured events of prior years            1,984          (1,630)          (3,854)
                                                                           ------------     -----------     ------------
        Total incurred losses and loss settlement expenses                      317,940         286,944          258,918
                                                                           ------------     -----------     ------------
Payments
   Losses and loss settlement expenses attributable to
      insured events of current year                                            169,254         151,479          138,926
   Losses and loss settlement expenses attributable to
     insured events of prior years                                              116,421         110,841           91,848
   Adjustment to beginning of the year reserves resulting from
     the change in the reinsurance pool participation percentage                    ---             ---          (11,935)
                                                                           ------------     -----------     ------------
     Total payments                                                             285,675         262,320          218,839
                                                                           ------------     -----------     ------------
Net reserves for losses and loss settlement expenses at end of year             324,939         292,674          268,050
Plus reinsurance recoverables                                                    16,925          18,322           11,806
                                                                           ------------     -----------     ------------
Reserves for losses and loss settlement expenses at end of year            $    341,864     $   310,996     $    279,856
                                                                           ============     ===========     ============

The reserving process relies on the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. Reserve amounts are necessarily based on management's informed estimates; as other data becomes available and is reviewed, these estimates and judgments are revised, resulting in increases and decreases to existing reserves. As a result of changes in estimates of insured events in prior years, the provision for losses and loss settlement expenses increased $1,984 in 1995 and decreased $1,630 and $3,854 in 1994 and 1993, respectively. Development for losses and loss settlement expenses on prior years is immaterial to the financial statements taken as a whole.

As of January 1, 1993, the property-casualty subsidiaries' underwriting accounts were adjusted to reflect their increased participation in the pool. The property-casualty subsidiaries received cash and securities for the transfer of reserves from ALLIED Mutual as of January 1, 1993. There was no income statement effect from this transaction as the amount received was offset by the increase in the reserves. Because the reserves transferred were necessarily based upon estimates, subsequent changes in the estimates are reflected in current operating results.

In establishing reserves, management considers exposure the Company may have to environmental claims. Because reported claim activity levels are minimal and the emphasis of the Company's property-casualty business is primarily on personal lines and small commercial business, management believes exposure to material liability on such claims to be remote as of December 31, 1995. The Company continues to monitor legal developments as they relate to the Company's exposure to environmental claims.

(6)  Reinsurance

The property-casualty and excess & surplus lines subsidiaries cede insurance to other insurers in the ordinary course of business for the purpose of limiting their maximum loss exposure through diversification of their risks. See note 4 for discussion of reinsurance contracts with ALLIED Mutual. Reinsurance contracts do not relieve the Company from its obligations to policyholders as the primary insurer. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 1995, reinsurance receivables and prepaid reinsurance premiums associated with three nonaffiliated reinsurers aggregated approximately $14,675, which represented a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and loss settlement expenses. The property-casualty subsidiaries also assume insurance as members of various pools and associations.

The effect of reinsurance on premiums written and earned and losses and loss settlement expenses incurred for the years ended December 31, 1995, 1994, and 1993 was as follows:

                                                                               1995             1994            1993
                                                                           ------------     -----------     ------------
Direct written premiums                                                    $    494,462     $   436,988     $    382,070
Assumed from nonaffiliates                                                        8,572           8,667            8,072
Net (ceded to) assumed from ALLIED Mutual                                        (6,151)          8,793           27,030
Ceded to nonaffiliates                                                          (25,439)        (24,356)         (22,062)
                                                                           ------------     -----------     ------------
   Net written premiums                                                    $    471,444     $   430,092     $    395,110
                                                                           ============     ===========     ============

Direct earned premiums                                                     $    472,407     $   415,767     $    358,492
Assumed from nonaffiliates                                                        8,831           8,536            7,682
Net (ceded to) assumed from ALLIED Mutual                                          (703)         11,863           23,729
Ceded to nonaffiliates                                                          (25,036)        (23,648)         (21,567)
                                                                           ------------     -----------     ------------
   Net earned premiums                                                     $    455,499     $   412,518     $    368,336
                                                                           ============     ===========     ============

Direct losses and loss settlement expenses                                 $    335,779     $   303,318     $    249,941
Assumed from nonaffiliates                                                        5,889           5,821            7,372
Net (ceded to) assumed from ALLIED Mutual                                       (14,648)         (9,450)           6,807
Ceded to nonaffiliates                                                           (9,080)        (12,745)          (5,202)
                                                                           ------------     -----------     ------------
   Net losses and loss settlement expenses incurred                        $    317,940     $   286,944     $    258,918
                                                                           ============     ===========     ============

(7)  Dispositions

On June 1, 1994, the Company completed the sale of its investment in MidAmerica Financial Corporation (MidAmerica) for $9,395. The 20% interest in MidAmerica was acquired for investment purposes and was reported in other investments. The pretax gain of $2,646 is included in realized investment gains for 1994 in the consolidated statements of income.

On October 29, 1993, the Company completed the sale of its investment banking and asset management subsidiary, Dougherty Dawkins, for $14,304. The results of operations through the closing date are reflected in the Company's consolidated income statements. The pretax loss on this transaction was $894 and is included in other expenses in the consolidated statements of income.


(8)  Notes Payable to Nonaffiliates

The short-term notes payable to nonaffiliated companies include line of credit agreements used by ALLIED Mortgage primarily to finance its mortgage loans held for sale. At December 31, 1995 and 1994, ALLIED Mortgage had borrowed $22,465 and $24,361, respectively, under the terms of mortgage loan warehousing agreements with three different commercial banks; the agreements expires in April and May of 1996. Under the terms of the agreements, ALLIED Mortgage can borrow up to the lesser of $67,000 or 98% of the mortgage credit borrowing base, which includes related sublines. At December 31, 1995, the outstanding borrowings of ALLIED Mortgage under these line of credit agreements were secured by mortgage loans held for sale of $13,673, mortgage servicing rights on loans with a principal balance of $2,796,696, and foreclosure loans of $3,904. Interest rates applicable to these borrowing arrangements vary with the level of investable deposits maintained at the respective commercial banks.

During 1993, ALLIED Mortgage entered into an agreement with a life insurance company for $15,000 of 8.4% senior secured notes due September 1, 2004. The notes are secured by mortgage servicing rights and are payable in equal annual installments of $1,500 every September 1; interest is payable semiannually. At December 31, 1995 and 1994, the outstanding balance was $13,500 and $15,000, respectively.

The Federal Home Loan Bank of Des Moines provides a $3,000 committed credit facility through a line of credit agreement with AMCO that expires March 6, 1996. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for federal reserve member banks. The Company had no outstanding balance as of December 31, 1995. At December 31, 1994, there was an outstanding balance of $2,180.

The Company paid interest to nonaffiliates of $1,569, $2,249, and $2,442 in 1995, 1994, and 1993, respectively.

(9)   Guarantee of ESOP Obligations

On July 12, 1990, the ESOP Trust issued Remarketed Floating Rate Notes (FRN) totaling $35,000 with a final maturity of July 12, 2005. The proceeds from the FRN were used to acquire Series A ESOP Convertible Preferred Stock. Effective March 13, 1995, the ESOP Trust refinanced its $28,150 of FRN under the terms of a Term Credit Agreement and Guaranty (Credit Agreement) with two separate commercial banks. The loans mature July 12, 2005, and interest rates applicable to the borrowings are adjusted at the beginning of each interest period. The interest periods may be one, three, or six months at the discretion of the ESOP Trust.

The Company has guaranteed on an unsecured basis the ESOP Trust's reimbursement obligations under the Credit Agreement. The Company's guarantee has been recorded in the consolidated balance sheets as a liability under the caption, "Guarantee of ESOP obligations." At December 31, 1995 and 1994, the Company had an outstanding guarantee of principal of $26,270 and $28,150, respectively. The Company contributions to the ESOP Trust plus dividends on leveraged shares held by the ESOP Trust are used to meet interest and principal payments on the notes. As principal payments are made, the recorded ESOP guarantee is reduced.

The interest rate on the Credit Agreement resets at the beginning of each interest period, and the ESOP Trust's interest expense is included as a component of the Company's ESOP expense. The Company is party to an interest rate swap agreement with a broker-dealer to reduce the financial statement impact of fluctuations in the Credit Agreement interest rate. The interest rate swap transactions generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. As of December 31, 1995, the amount of principal covered under the swap agreement was $19,760 with a fixed interest rate of 7.4%. The amount of principal covered under the swap agreement reduces over time; the final swap maturity date is December 12, 1997. During 1995, the actual Credit Agreement interest rate ranged from 6% to 6.8%. During 1994 and 1993, the actual FRN interest rates ranged from 2.9% to 6.3% and 2.8% to 3.3%, respectively. Though nonperformance of the broker-dealer is not expected, the Company is exposed to credit loss should such an event occur.

The Credit Agreement includes various financial and operating covenants with which the Company must comply. The covenants include the maintenance of certain contractual relationships with ALLIED Mutual, continued ownership of certain subsidiaries, limitations on the issuance of security interests in certain assets, maintenance of various financial ratios, and minimum net equity requirements.


(10)  Preferred Stock

The Company is authorized to issue 7,500,000 shares of preferred stock without par value. The preferred stock may be issued from time to time by the Board of Directors in one or more series with such dividend rights, conversion rights, voting rights, redemption provisions, liquidation preferences, and other rights and restrictions as the Board of Directors may determine.

6-3/4% Series

The 6-3/4% Series preferred stock (6-3/4% Series), issued to ALLIED Mutual at a value of $28.50 per share, is perpetual, nonconvertible, voting, and cumulative with respect to dividends. The 6-3/4% Series has no preemptive rights and is not registered or traded. Upon any transfer by ALLIED Mutual, the 6-3/4% Series is callable under certain conditions and becomes nonvoting. It ranks on a parity with the ESOP Series. Each share of the 6-3/4% Series has 1-1/2 votes. The annual dividend rate is 6-3/4% of the liquidation preference of $28.50 ($1.92 per share) and is payable quarterly.

The Company entered into a Stock Rights Agreement with ALLIED Mutual to grant both parties certain rights in terms of registration, transfer, voting, board nominations, and other matters. Pursuant to the Stock Rights Agreement executed July 5, 1990, ALLIED Mutual is entitled to nominate for election to the Company's Board of Directors a number of director nominees that most closely approximates the same percentage of the total number of members of the Company's Board of Directors as is equal to ALLIED Mutual's percentage ownership of the total number of shares of Company voting stock.

ESOP Series

As of December 31, 1995, a commercial bank acting on behalf of the ESOP participants as the trustee for the ESOP Trust (Trustee) was the holder of 2,992,710 shares of ESOP Convertible Preferred Stock that had been issued in series (collectively, ESOP Series). In 1995, the ESOP Trust purchased 13,426 shares of Series D for $54.00 per share. In 1994 the ESOP Trust purchased 22,223 shares of ESOP Series for $37.12 per share: 9,247 shares of Series C and 12,976 shares of Series D.

The Trustee is entitled to vote the ESOP Series on all matters submitted to a vote of the holders of the common stock of the Company, voting together with the holders of common stock and the 6-3/4% Series as one class. The ESOP Trust generally provides that each ESOP participant is entitled to direct the Trustee how to vote (or whether to tender or exchange) the shares of ESOP Series allocated to the participant's account. Each share of the ESOP Series is convertible into 1-1/2 shares of common stock and has 1-1/2 votes, subject to antidilution adjustments.

The ESOP Series ranks senior to the common stock as to the payment of dividends and has an annual dividend of $1.20 per share paid on a monthly basis. In the event of a liquidation of the Company, the Trustee of the ESOP Series is entitled to receive $15 per share plus accrued dividends prior to any distribution to the holders of common stock.

The ESOP Series is redeemable at the option of the Company any time after three years from issuance and under specified circumstances prior thereto. The redemption price is $15 per share plus a premium in the first ten years after issuance that reduces in equal annual increments from 8% in the first year to 0% in the eleventh year. The Company, solely at its discretion, has the option to issue common stock, cash, or a combination thereof for any redemption price. Upon notice of redemption, the Trustee, acting in its fiduciary capacity, may elect to convert the ESOP Series to common stock prior to redemption.

The ESOP Series has no preemptive rights and is not registered or traded. Upon any transfer by the Trustee, the ESOP Series is automatically converted into shares of the Company's common stock. See note 20 for discussion of the conversion of ESOP Series to common stock subsequent to year-end 1995.


(11)  Common Stock

The Company has reserved 750,000 shares of common stock for issuance under the ALLIED Group, Inc. Employee Stock Purchase Plan (ESPP). The ESPP is available to full-time employees who meet minimum age and service requirements. The participants in the ESPP purchase Company common stock on a monthly basis and pay 85% of the fair market value of the shares issued under the plan. During 1995, 26,498 shares were issued at a weighted average price per share of $24.59. During 1994 and 1993, 27,603 and 70,203 shares were issued at a weighted average price of $22.36 and $22.62, respectively. At December 31, 1995, 282,490 shares were available for issuance.

The Company has reserved 1,350,000 shares of common stock to be issued through the ALLIED Group, Inc. Dividend Reinvestment and Stock Purchase Plan. Any stockholder of record may participate in the plan and have cash dividends reinvested in additional shares of Company common stock. The plan also provides for optional cash payments. Shares of common stock purchased under the plan may be either original issue shares or open market shares, such determination to be made at the discretion of the Company. The number of shares purchased by the plan participants is based upon fair market value on the dividend payment date. During 1995, 42,705 shares, puchased on the open market, were issued at a weighted average price per share of $30.01. During 1994 and 1993, 50,305 and 35,043 shares were issued at the weighted average prices per share of $26.06 and $27.39, respectively. At December 31, 1995, 626,941 shares were available for issuance.

The Company has reserved 375,000 shares of common stock for issuance under the ALLIED Group, Inc. Outside Director Stock Purchase Plan. Under the plan, participants pay 85% of the fair value of the shares issued and the remainder is paid proportionally by the Company and/or the other companies within the ALLIED Group to which the director fees were allocated. Only nonemployee directors of the Company and its affiliates may participate in this plan. Shares of common stock may be purchased only on the purchase dates: the last business day of June and December. During 1995, 4,197 shares were issued at a weighted average price per share of $31.75. During 1994 and 1993, 5,231 and 4,530 shares were issued at a weighted average price of $24.85 and $24.98, respectively. At December 31, 1995, 355,816 shares were available for issuance.

The Company has reserved 250,000 shares of common stock for issuance under the ALLIED Life Employee Stock Purchase Plan. The Company receives fair market value for the shares issued under the plan. During 1995, 2,005 shares were issued at a weighted average price per share of $28.76. During 1994 and 1993, 309 and 47 shares were issued at a weighted average price per share of $26.30 and $26.44, respectively. At December 31, 1995, 247,639 shares were available for issuance.

The Company awarded 13,311 shares of restricted stock to key employees, and 406 of such shares were cancelled in 1995. The restricted shares were awarded under the ALLIED Group, Inc. Long-Term Management Incentive Plan (note 12).

During 1994, the Company repurchased and cancelled 250,000 shares of its common stock on the open market at an average cost of $25.44 per share. The repurchase was approved by the Board of Directors in the first quarter of 1994, implemented pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, and completed on November 17, 1994.

On December 14, 1994, the Company's Board of Directors approved a plan to repurchase 250,000 shares of the Company's common stock on the open market also pursuant to Rule 10b-18. The actual number of shares repurchased is dependent upon market conditions, and the plan may be suspended at the Company's discretion. The Company has no present intention to cause its shares to be delisted or deregistered as a result of this repurchase program. The Company did not repurchase any shares under this plan through December 31, 1995.

During 1995,  1994, and 1993,  174,960,  110,956,  and 94,124 ESOP Series shares were converted to 262,440, 166,434, and 141,186 shares of common stock, respectively. The Company has reserved 5,950,524 shares of common stock for conversion of the ESOP Series.

On February 18, 1993, 2,587,500 shares of common stock were sold to the public at $24.67 per share. The Company received $37,600 in proceeds (net of underwriting discount and expenses) from the sale of 1,612,500 shares. The remaining 975,000 shares were sold by ALLIED Mutual.

The dividend rate per common share was $0.68, $0.60, and $0.51 for 1995, 1994, and 1993, respectively.


(12)  Long-Term Incentive Plans

The ALLIED Group, Inc. Restated and Amended Stock Option Plan (Option Plan) and the ALLIED Group, Inc. Nonqualified Stock Option Plan (Nonqualified Plan) had 675,000 and 225,000 shares of common stock, respectively, reserved for issuance to certain key employees of ALLIED Group, Inc. and subsidiaries. Both plans are nonqualified stock option plans as defined by the Internal Revenue Code. The period for granting options under these plans expired on August 5, 1995. During 1995, 30,000 and 40,000 options were granted under the Option Plan and the Nonqualified Plan, respectively, at an exercise price of $27.50 per share. The options expire ten years after the date of grant. During 1995, 33,135 shares were deregistered under the Nonqualified Plan.

The Company deregistered 103,955 shares under the ALLIED Group Executive Equity Incentive Plan (Equity Plan) during 1994. The Company had reserved 525,000 shares of common stock for issuance under the terms of the Equity Plan. The Equity Plan is a nonqualified stock option plan as defined by the Internal Revenue Code, with eligibility granted only to certain key employees of the Company and its affiliated companies. The optionees pay $0.67 of the per share option price upon exercise; the balance of the exercise price is paid by the company that leases the employee. At December 31, 1995, 14,460 options were outstanding and exercisable under the Equity Plan. There are no shares available to grant any additional options under the Equity Plan, and the options currently outstanding expire on December 31, 1997.

Under the Freedom Group Incentive Plan (Freedom Plan), the Company had reserved 270,000 shares of authorized but unissued common stock. The Freedom Plan is a nonqualified stock option plan as defined by the Internal Revenue Code. Three key employees were granted options to purchase up to 270,000 shares of the Company's common stock. The optionees pay $0.67 of the per share option price upon exercise; the balance of the exercise price is to be paid by Freedom Group. On April 30, 1993, the participants were vested in 54,000 stock options and the remaining 216,000 unvested shares were deregistered. At year-end 1995, 18,000 vested options remained unexercised.

During 1994, the Company reserved 600,000 shares of common stock for issuance to key employees of the Company and its affiliates under the ALLIED Group, Inc. Long-Term Management Incentive Plan (Incentive Plan). Under the Incentive Plan, shares of common stock are available for grant until December 31, 2003 as incentive and nonqualified stock options (collectively, Options), stock appreciation rights (SARs), and restricted stock. The Options, SARs, and restricted stock were issued to vest two years after the grant date at a rate of 25% per year and expire ten years after the date of grant. Options, SARs, and restricted stock prices are based upon the fair market value as of the date of grant. During 1995, 60,000 Options and 7,667 SARs were granted at $27.63 per share. At December 31, 1995, 452,522 shares were available for award under the Incentive Plan.

A summary of the status of the Company's stock option plans as of December 31, 1995, 1994, and 1993 and changes during the years ending on those dates is presented below:

                                                 1995                        1994                        1993
                                      --------------------------  ---------------------------  --------------------------

                                                       Weighted                     Weighted                     Weighted
                                                        average                      average                      average
                                                       exercise                     exercise                     exercise
                                         Shares          price        Shares          price       Shares           price
                                      ------------    ----------  -------------    ----------  ------------    ----------
Outstanding at beginning of year           402,164    $    17.45        395,001    $    16.58       938,263    $     7.71

   Granted                                 130,000         27.56         63,000         24.30       180,000         26.34
   Exercised                              (137,004)         9.41        (32,000)         8.32      (225,480)         7.80
   Cancelled                               (16,923)        11.17        (23,837)        27.06      (497,782)         7.62
                                      ------------                -------------                ------------

Outstanding at end of year                 378,237    $    24.11        402,164    $    17.45       395,001     $   16.58
                                      ============                =============                ============

Options exercisable at end of year          46,971                      191,165                     215,001
                                      ============                =============                ============


The issuance of SARs and restricted stock under the Incentive Plan reduces the number of Options available for future issuance. During 1995, 13,311 shares of restricted stock were awarded at $27.38 per share, and 406 restricted shares were cancelled. At December 31, 1995, 12,671 restricted shares were outstanding. The following table shows SAR activity for the years ended December 31, 1995 and 1994:

                                                                             1995                        1994
                                                                  ---------------------------  --------------------------
                                                                                    Weighted                    Weighted
                                                                      Number         average      Number         average
                                                                      of SARs         price       of SARs         price
                                                                  -------------    ----------  ------------    ----------
Outstanding at beginning of year                                          8,000    $    24.34           ---    $      ---

   Granted                                                                7,667         27.63         8,500         24.34
   Exercised                                                             (1,000)        24.25           ---           ---
   Cancelled                                                                ---           ---          (500)        24.25
                                                                  -------------                ------------

Outstanding at end of year                                               14,667    $    26.07         8,000     $   24.34
                                                                  =============                ============

(13) Retained Earnings

Retained earnings of the property-casualty and excess & surplus lines subsidiaries available for distribution as dividends are limited by law to the amount of statutory unassigned surplus as of the date the dividend is authorized or paid. The maximum dividend the property-casualty subsidiaries may pay without prior approval of the state of Iowa (state of domicile) insurance regulatory authorities is the greater of either 10% of the property-casualty statutory capital stock and surplus as of the preceding December 31 or statutory net income of the preceding calendar year. The amount legally available for distribution from the property-casualty segment in 1996 to the Company without regulatory approval is $44,121. The maximum dividend the excess & surplus lines subsidiary may pay without prior approval of the state of Arizona (state of domicile) insurance regulatory authorities is the lesser of either 10% of the statutory capital stock and surplus as of the preceding year or net investment income of the preceding year. The maximum amount legally available for distribution in 1996 without regulatory approval is $2,777.

The following table includes selected information for the Company's insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities:


               As of December 31,                                                     1995          1994
                                                                                  ------------  ------------
               Statutory capital and surplus
                 Property-casualty                                                $    257,845  $    233,407
                                                                                  ============  ============
                 Excess & surplus lines                                           $     27,770  $     23,896
                                                                                  ============  ============

               Year ended December 31,                                  1995          1994          1993
                                                                    ------------  ------------  ------------
               Statutory net income
                 Property-casualty                                  $     41,995  $     40,699  $     22,052
                                                                    ============  ============  ============
                 Excess & surplus lines                             $      2,773  $      3,047  $      3,484
                                                                    ============  ============  ============


(14) Commitments and Contingent Liabilities

The Company leases data processing equipment and certain office facilities under operating leases expiring in various years through 2003. Rental expense amounted to $2,587, $3,845, and $3,817 for the years ended December 31, 1995, 1994, and
1993, respectively. For each of the next five years and in the aggregate as of December 31, 1995, these are the minimum future rental payments under noncancellable operating leases having remaining terms in excess of one year:


               1996                                                                             $        982
               1997                                                                                    1,022
               1998                                                                                      906
               1999                                                                                      768
               2000                                                                                      644
               Subsequent to 2000                                                                        306
                                                                                                ------------

                 Total                                                                          $      4,628
                                                                                                ============


In the normal course of business, ALLIED Mortgage grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards. As of December 31, 1995, ALLIED Mortgage had granted loan commitments of approximately $39,500, including floating rate commitments of $12,600. To hedge loan commitments, ALLIED Mortgage may enter into options, futures, or cash delivery contracts. As of December 31, 1995, ALLIED Mortgage had commitments to sell mortgage securities totaling approximately $27,000 and no outstanding options. In connection with these commitments to buy and sell mortgages, ALLIED Mortgage is exposed to credit risk in the event the counterparty is unable to fulfill its contractual obligations.

Although loans serviced for others are not on the accompanying balance sheets, ALLIED Mortgage does have credit risk associated with the mortgage servicing portfolio. As the loan servicer, ALLIED Mortgage is required to process delinquent loans through the foreclosure process, thereby incurring certain direct expenses which generally are, but may not be, reimbursed. At December 31, 1995, ALLIED Mortgage had sold loans totaling approximately $20,500 while retaining recourse risk. ALLIED Mortgage established allowances for losses in connection with these various risks, which totaled $1,476 and $1,495 at December 31, 1995 and 1994, respectively. These allowances are included in other liabilities on the accompanying balance sheets.

California was the source of 24% of the pool's direct written premiums in 1995. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line exceeded 10%. Since it was passed, Proposition 103 has been the subject of a number of legal and regulatory proceedings for the purpose of clarifying the scope and extent of insurers' rollback obligations. Management of the Company continues to believe that the insurance subsidiaries will not be liable for any material rollback of premiums.

The Company is party to various lawsuits arising in the normal course of business. Management believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.


(15) Employee Retirement Plan

The ESOP established by ALLIED Group, Inc. covers all of its employees who meet age and service requirements. Shares of ESOP Series preferred stock are allocated annually to each employee's account pursuant to a formula and held in trust until the employee's termination, retirement, or death. As shares of ESOP Series preferred stock are allocated to participants, the cost of such shares is expensed and deducted from "Unearned compensation related to ESOP" included in stockholders' equity.

The Company's ESOP expense was $2,682 in 1995, $1,780 in 1994, and $1,529 in 1993. Of those respective amounts, $65, $30, and $37 were included in the employee lease fee received from affiliates pursuant to the terms of the Intercompany Operating Agreement for the years ended December 31, 1995, 1994, and 1993, respectively.

During 1995, 1994, and 1993, the ESOP Trust received $2,782, $2,782, and $2,783, respectively, from dividends on the ESOP Series used to service debt on the ESOP obligations and to purchase stock for participants. ALLIED Group, Inc. made ESOP contributions of $733 in 1995, $35 in 1994, and $54 in 1993. Interest incurred on the ESOP debt, which is included as a component of ESOP expense, was $1,831, $1,225, and $918 in 1995, 1994, and 1993, respectively. The ESOP shares as of December 31, 1995 and 1994 were as follows:

                                                                                    1995            1994
                                                                                ------------    ------------

               Allocated shares                                                    1,254,784       1,297,657
               Unallocated shares                                                  1,737,926       1,856,587
                                                                                ------------    ------------
                 Total ESOP shares                                                 2,992,710       3,154,224
                                                                                ============    ============

(16) Other Postretirement Benefit Plan

In addition to the ESOP, the Company sponsors a health care plan that provides postretirement medical benefits to full-time employees who meet age and service requirements. The plan is contributory with retiree contributions adjusted annually, and it contains other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The following table presents the plan's postretirement benefit obligations as of December 31, 1995 and 1994 reconciled with the plan's funded status and the amount recognized in the Company's consolidated balance sheets:


                                                                                                1995            1994
                                                                                            -----------     ------------
Accumulated postretirement benefit obligation
   Retirees                                                                                 $    (3,170)    $     (2,690)
   Other fully eligible plan participants                                                          (620)            (560)
   Other active plan participants                                                                (2,470)          (2,440)
                                                                                            -----------     ------------
     Obligation at year-end                                                                      (6,260)          (5,690)
Plan assets                                                                                         ---              ---
                                                                                            -----------     ------------
Funded status                                                                                    (6,260)          (5,690)
Unrecognized transition obligation                                                                4,100            4,340
Unrecognized net loss (gain)                                                                         50              (20)
Fourth-quarter payments                                                                              70               80
                                                                                            -----------     ------------
     Accrued postretirement benefit liability at year-end                                   $    (2,040)    $     (1,290)
                                                                                            ===========     ============


A 7.5% weighted average discount rate was used to determine the accumulated postretirement benefit obligation at December 31, 1995 and 1994.


Net periodic postretirement benefit cost for the years ended December 31, 1995, 1994, and 1993 included the following:


                                                                               1995             1994            1993
                                                                           ------------     -----------     ------------
Service cost                                                               $        350     $       360     $        270
Interest cost                                                                       420             390              380
Return on assets                                                                    ---             ---              ---
Amortization of transition obligation                                               240             240              240
                                                                           ------------     -----------     ------------
   Net periodic postretirement benefit cost                                $      1,010     $       990     $        890
                                                                           ============     ===========     ============


For measurement purposes, a 9% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996; the rate was assumed to decrease in equal annual increments to 5% by the year 2000 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by approximately $430 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $40.

(17) Income Taxes

Total income taxes for the years ended December 31, 1995, 1994, and 1993 were allocated as follows:

                                                                                     1995          1994          1993
                                                                                  ----------    ----------    ----------
Net income                                                                        $   21,471    $   19,074    $   16,835
                                                                                  ----------    ----------    ----------

Stockholders' equity
   Unrealized appreciation (depreciation) of investments                              12,776        (6,036)        3,168

   Tax-deductible dividends paid on unallocated ESOP Series shares                      (849)         (907)         (942)

   Tax-basis compensation expense in excess of amounts recognized
     for financial reporting purposes from the exercise of stock options              (1,064)         (175)       (3,791)
                                                                                  ----------    ----------    ----------

                                                                                      10,863        (7,118)       (1,565)
                                                                                  ----------    ----------    ----------

        Total                                                                     $   32,334    $   11,956    $   15,270
                                                                                  ==========    ==========    ==========

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 relate to the following:

                                                                                                  1995           1994
                                                                                              -----------    -----------
Deferred tax assets
     Loss and loss settlement expense reserve discounting                                     $    13,540    $    12,194
     Unrealized depreciation of investments                                                           ---          2,869
     Unearned premium reserve                                                                      13,277         12,161
     Deferred compensation                                                                          2,187          2,054
     Other                                                                                          1,790          1,078
                                                                                              -----------    -----------

   Total gross deferred tax assets                                                                 30,794         30,356
     Less valuation allowance                                                                         ---            ---
                                                                                              -----------    -----------
   Net deferred tax assets                                                                         30,794         30,356
                                                                                              -----------    -----------

Deferred tax liabilities
     Deferred policy acquisition costs                                                            (14,591)       (13,394)
     Mortgage servicing rights                                                                     (3,497)        (2,745)
     Unrealized appreciation of investments                                                        (9,907)           ---
     Deferred software development and fees                                                        (3,106)        (2,448)
     Other                                                                                         (2,547)        (2,669)
                                                                                              -----------    -----------

   Total gross deferred tax liabilities                                                           (33,648)       (21,256)
                                                                                              -----------    -----------

        Net deferred tax (liabilities) assets                                                 $    (2,854)   $     9,100
                                                                                              ===========    ===========


Since adoption of SFAS 109 on January 1, 1993, there has not been a valuation allowance for deferred income tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Management considers primarily tax planning strategies and the scheduled reversal of deferred tax liabilities in making this assessment and believes it is more likely than not the Company ultimately will realize the benefits of the deductible differences recognized at December 31, 1995.

The actual income tax expense for the years ended December 31, 1995, 1994, and 1993 differed from the expected tax expense (computed by applying the federal corporate tax rate of 35% to income before income taxes). The difference was primarily a result of investment income exempt from federal income tax, which decreased tax expense by $4,504, $4,630, and $3,445 in 1995, 1994, and 1993,
respectively.

Included in income tax expense is state income tax expense of $402, $456, and $956 for the years ended December 31, 1995, 1994, and 1993, respectively. The Company paid federal and state income taxes of $19,117, $16,702, and $14,525 in 1995, 1994, and 1993, respectively.

The IRS is currently examining the 1992 income tax return. Any proposed adjustments are not expected to have a material impact on the Company's financial condition or results of operations.

(18) Segment Information

The Company's operations include two major segments: property-casualty and excess & surplus lines. Their principal products, services, revenues, income before income taxes, assets, depreciation and amortization, and capital expenditures are identified by segment.

Property-casualty--Predominantly private passenger automobile, homeowners, and small commercial lines of insurance.

Excess & surplus lines--Primarily commercial casualty and commercial property lines of insurance coverages that standard insurers are unable or unwilling to provide.

Eliminations and other--Eliminations between segments plus other noninsurance operations not reported as segments (including investment services, data processing, and employee lease fees from affiliates).

At or for the year ended December 31,                                          1995             1994            1993
                                                                          -------------     -----------     ------------

Revenues (1)
   Property-casualty                                                      $     472,034     $   431,110     $    384,613
   Excess & surplus lines                                                        35,356          31,003           28,985
   Eliminations and other (2)                                                    45,375          45,251           68,844
                                                                          -------------     -----------     ------------
     Total                                                                $     552,765     $   507,364     $    482,442
                                                                          =============     ===========     ============

Income before income taxes
   Property-casualty                                                      $      63,883     $    54,186     $     40,902
   Excess & surplus lines                                                         4,840           4,999            5,618
   Eliminations and other (2)                                                     5,125           7,514           10,237
                                                                          -------------     -----------     ------------
     Total                                                                $      73,848     $    66,699     $     56,757
                                                                          =============     ===========     ============

Assets
   Property-casualty                                                      $     847,401     $   749,760     $    675,194
   Excess & surplus lines                                                       122,200         105,722           96,543
   Eliminations and other                                                        40,997          37,269           83,788
                                                                          -------------     -----------     ------------
     Total                                                                $   1,010,598     $   892,751     $    855,525
                                                                          =============     ===========     ============

Depreciation and amortization
   Property-casualty                                                      $         851     $       281     $        ---
   Excess & surplus lines                                                            58              58              ---
   Other (2)                                                                      8,674           6,237           10,463
                                                                          -------------     -----------     ------------
     Total                                                                $       9,583     $     6,576     $     10,463
                                                                          =============     ===========     ============

Capital expenditures
   Property-casualty                                                      $       3,390     $     1,161     $        ---
   Excess & surplus lines                                                           131              16              ---
   Other (2)                                                                      4,273           4,476            4,942
                                                                          -------------     -----------     ------------
     Total                                                                $       7,794     $     5,653     $      4,942
                                                                          =============     ===========     ============


(1)  Including realized investment gains or losses.

(2) Including the results of Dougherty Dawkins' operations through the sale date of October 29, 1993. Its results are also reflected in the Company's consolidated income statements. The loss on the sale is reported in eliminations and other.

(19) Unaudited Interim Financial Information

               Quarter ended                          March 31          June 30      September 30    December 31
                                                   -------------     ------------    ------------    -----------
1995 Operating Summary

   Earned premiums                                 $     109,481     $    111,583    $    115,768    $   118,667
                                                   =============     ============    ============    ===========
   Investment income                               $      11,275     $     11,664    $     12,396    $    11,907
                                                   =============     ============    ============    ===========
   Realized investment gains                       $          15     $        248    $        (24)   $       267
                                                   =============     ============    ============    ===========
   Total revenues                                  $     132,276     $    134,686    $    140,159    $   145,644
                                                   =============     ============    ============    ===========
   Losses and expenses                             $     115,016     $    116,772    $    121,143    $   125,986
                                                   =============     ============    ============    ===========
   Net income                                      $      12,384     $     12,756    $     13,405    $    13,831
                                                   =============     ============    ============    ===========
   Fully diluted earnings per share
     Net income                                    $         .83     $        .86    $        .90    $       .93
                                                   =============     ============    ============    ===========

1994 Operating Summary

   Earned premiums                                 $      97,817     $    102,277    $    104,762    $   107,662
                                                   =============     ============    ============    ===========
   Investment income                               $       9,614     $     10,420    $     10,347    $    10,689
                                                   =============     ============    ============    ===========
   Realized investment gains                       $         391     $      2,683    $         30    $      (215)
                                                   =============     ============    ============    ===========
   Total revenues                                  $     119,734     $    127,351    $    127,100    $   133,180
                                                   =============     ============    ============    ===========
   Losses and expenses                             $     103,663     $    107,885    $    111,984    $   117,133
                                                   =============     ============    ============    ===========
   Net income                                      $      11,471     $     13,836    $     10,813    $    11,505
                                                   =============     ============    ============    ===========
   Fully diluted earnings per share
     Net income                                    $         .76     $        .94    $        .72    $       .77
                                                   =============     ============    ============    ===========

Caution should be exercised in comparing the results of consecutive quarters.



(20) Subsequent Event

On March 7, 1996, the ESOP Trust converted all of its shares of ESOP Series to 4,402,797 shares of common stock. The conversion increased the number of common shares outstanding to approximately 13,949,000 shares.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

                                    PART III




Item 10.  Directors and Executive Officers of the Registrant


The information under the caption "Directors and Executive Officers" in the 1996 Proxy Statement is incorporated herein by reference.




Item 11.  Executive Compensation


The information under the caption "Compensation of Executive Officers" in the 1996 Proxy Statement is incorporated herein by reference.




Item 12.  Security Ownership of Certain Beneficial Owners and Management


The information under the caption "Security Ownership of Directors and Executive Officers" in the 1996 Proxy Statement is incorporated herein by reference.




Item 13.  Certain Relationships and Related Transactions


The information under the caption "Certain Transactions and Relationships" in the 1996 Proxy Statement is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of Financial Statements and Schedules.

                                                                       Form 10-K
                                                                        Page(s)
                                                                       ---------

     1.    Financial Statements.

             Independent Auditors' Report.                                 31

             Consolidated Balance Sheets as of December 31, 1995
              and 1994.                                                 32 to 33

             Consolidated  Statements of Income for the Years ended
              December 31, 1995, 1994 and 1993.                            34

             Statements of Stockholders' Equity for the Years ended
              December 31, 1995, 1994 and 1993.                            35

             Consolidated Statements of Cash Flows for the Years ended
              December 31, 1995, 1994 and 1993.                            36

             Notes to Consolidated Financial Statements.                37 to 59

     2.    Schedules.

             Report of Independent Auditors on Schedules.                  68

               I  -  Summary of Investments-Other Than Investments
                      in Related Parties.                                  69

              II  -  Condensed Financial Information of Registrant      70 to 73

             III  -  Supplementary Insurance Information.                  74

              IV  -  Reinsurance.                                          75

              VI  -  Supplemental Information.                             76

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.


     3.    Executive Compensation Plans and Arrangements.

           Long-term   Management   Incentive   Compensation   Plan   for   1991
           (Incorporated by reference to Exhibit 10.3 to the Company's September 30, 1993 Form 10-Q on file with the Commission), Exhibit 10.3.

           Long-term   Management   Incentive   Compensation   Plan   for   1992
           (Incorporated by reference to Exhibit 10.4 to the Company's September 30, 1993 Form 10-Q on file with the Commission), Exhibit 10.4.

           Short-term and Long-term Management Incentive Compensation Plans for 1993 (Incorporated by reference to Exhibit 10.5 to the Company's September 30, 1993 Form 10-Q on file with the Commission), Exhibit 10.5.

           ALLIED   Group,   Inc.   Restated  and  Amended   Stock  Option  Plan
           (Incorporated by reference to Exhibit 10.19 to the Company's December 31, 1992 Form 10-K on file with the Commission), Exhibit 10.18.

           ALLIED Group, Inc. Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.20 to the Company's December 31, 1992 Form 10-K on file with the Commission), Exhibit 10.19.

           ALLIED Group, Inc. Outside Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.21 to the Company's December 31, 1992 Form 10-K on file with the Commission), Exhibit 10.20.

           ALLIED Group, Inc. Executive Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's December 31, 1992 Form 10-K on file with the Commission), Exhibit 10.21.

           The ALLIED Group Employee Stock Ownership Plan, Amended and Restated, dated September 27, 1994 (Incorporated by reference to Exhibit 10.27 to the Company's September 30, 1994 Form 10-Q on file with the Commission), Exhibit 10.27.

           First Amendment to The ALLIED Group Employee Stock Ownership Plan, dated March 7, 1995 (Incorporated by reference to Exhibit 10.50 to the Company's March 31, 1995 Form 10-Q on file with the Commission), 10.29.

           Second Amendment to The ALLIED Group Employee Stock Ownership Plan, dated May 15, 1995 (Incorporated by reference to Exhibit 10.51 to the Company's June 30, 1995 Form 10-Q on file with the Commission), 10.30.

           ALLIED Group Mortgage Company Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-3 filed with the Commission on February 2, 1993, Registration No. 33-55714), Exhibit 10.35.

           Short-term Management Incentive Plans for 1993 (Incorporated by reference to Exhibit 10.39 to the Company's December 31, 1993 Form 10-K on file with the Commission), Exhibit 10.39.

           ALLIED  Group  Short  Term   Management   Incentive   Plan  for  1994
           (Incorporated by reference to Exhibit 10.40 to the Company's June 30, 1994 Form 10-Q on file with the Commission), Exhibit 10.40.

           ALLIED Group, Inc. Long-Term Management Incentive Plan (Incorporated by reference to Exhibit 10.42 to the Company's March 31, 1994 Form 10-Q on file with the Commission), Exhibit 10.42.

           Consulting Agreement between John E. Evans and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation (Incorporated by reference to Exhibit 10.48 to the Company's December 31, 1994 Form 10-K on file with the Commission),
           Exhibit 10.48.

           ALLIED  Group  Short  Term   Management   Incentive   Plan  for  1995
           (Incorporated by reference to Exhibit 10.49 to the Company's December 31, 1994 Form 10-K on file with the Commission), Exhibit 10.49.

           ALLIED Group Short Term Management Incentive Plan for 1996, Exhibit 10.52.


(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

     NOTE: See "Index to Exhibits" on page number 78, which discloses the specific page numbers for the exhibits included in this Form 10-K.

     2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

           2.2 Stock Rights Agreement between ALLIED Mutual Insurance Company and ALLIED Group, Inc. dated July 5, 1990 (Incorporated by reference to Exhibit 2.4 to the Company's July 1, 1990 Form 8-K on file with the Commission).

           2.3 First Amendment to Stock Rights Agreement between ALLIED Mutual Insurance Company and ALLIED Group, Inc. (Incorporated by reference to Exhibit 2.5 to the Company's September 30, 1992 Form 10-Q on file with the Commission).

     3.    Articles of incorporation and bylaws.

           3.1 Amended and Restated Articles of Incorporation of the Company as of December 22, 1989 (Incorporated by reference to Exhibit
                  3.1 to the Company's December 31, 1989 Form 10-K on file with the Commission).

           3.2 Articles of Amendment dated May 26, 1993 of the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.10 of the Company's June 30, 1993 From 10-Q on file with the Commission).

           3.3 Bylaws of the Company as of July 9, 1991 (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-2 filed with the Commission on July 9, 1991, Registration No. 33-40995).

           3.4    Amendment  to  Bylaws  of the  Company  as of  March  3,  1992
                  (Incorporated   by  reference  to  Exhibit  3.6  to  Company's
                  December 31, 1992 Form 10-K on file with the Commission).

           3.5    Amendment  to Bylaws of the  Company  as of October  14,  1993
                  (Incorporated   by  reference  to  Exhibit  3.5  to  Company's
                  December 31, 1993 Form 10-K on file with the Commission).

           3.6 Certificate of Designations, defining the rights of holders of Series A ESOP Convertible Preferred Stock of ALLIED Group, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's July 1, 1990 Form 8-K on file with the Commission).

           3.7 Certificate of Designations, defining the rights of holders of Series B ESOP Convertible Preferred Stock of ALLIED Group, Inc. (Incorporated by reference to Exhibit 4.3 to the
                  Company's December 31, 1990 Form 10-K on file with the Commission).

           3.9 Certificate of Designations, defining the rights of holders of 6-3/4% Series Preferred Stock of ALLIED Group, Inc. (Incorporated by reference to Exhibit 3.7 to Company's November 2, 1992 Form 8-K on file with the Commission).

           3.10 Certificate of Designations, defining the rights of holders of Series D ESOP Convertible Preferred Stock of ALLIED Group, Inc. (Incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-3 filed with the Commission on February 2, 1993, Registration No. 33-55714).

           3.11 Articles of Correction for the Certificate of Designations defining the rights of holders of Series D ESOP Convertible Preferred Stock of ALLIED Group, Inc. (Incorporated by
                  reference to Exhibit 3.9 to the Company's Registration Statement on Form S-3 filed with the Commission on February 9, 1993, Registration No. 33-55714).

           3.12 Amendment to Bylaws of the Company as of December 14, 1994, (Incorporated by reference to Exhibit 3.12 to the Company's December 31, 1994 Form 10-K on file with the Commission).


     4.    Instruments   defining  the  rights  of  security  holders  including
           indentures.

           4.6 Stock Purchase Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company, dated December 31, 1993
                  (Incorporated by reference to Exhibit 4.6 of the Company's December 31, 1993 Form 10-K on file with the Commission).

           4.7 Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company, dated March 7, 1996.

           4.8 Stock Purchase Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company dated December 30, 1994.

           4.9 Stock Purchase Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company dated December 29, 1995.


     10.   Material contracts.

           10.3 Long-term Management Incentive Compensation Plan for 1991 (Incorporated by reference to Exhibit 10.3 to the Company's September 30, 1993 Form 10-Q on file with the Commission).

           10.4 Long-term Management Incentive Compensation Plan for 1992 (Incorporated by reference to Exhibit 10.4 to the Company's September 30, 1993 Form 10-Q on file with the Commission).

           10.5 Short-term and Long-term Management Incentive Compensation Plans for 1993 (Incorporated by reference to Exhibit 10.5 to the Company's September 30, 1993 Form 10-Q on file with the Commission).

           10.7 Amended and Restated Management Information Services Agreement between ALLIED Group Information Systems, Inc. and certain of its affiliated companies.

           10.10 Amended and Restated Reinsurance Pooling Agreement between ALLIED Mutual Insurance Company and certain of its affiliated companies (Incorporated by reference to Exhibit 10.7 to the Company's December 31, 1989 Form 10-K on file with the Commission).

           10.11 Amendment to Amended and Restated Reinsurance Pooling Agreement between ALLIED Mutual Insurance Company and certain of its affiliated companies as of March 28, 1990 (Incorporated by reference to Exhibit 10.11 to the Company's March 31, 1990 Form 10-Q on file with the Commission).

           10.12 Amendment to Amended and Restated Reinsurance Pooling Agreement between ALLIED Mutual Insurance Company and the Company's property-casualty insurance subsidiaries (Incorporated by reference to Exhibit 10.19 to the Company's December 31, 1991 Form 10-K on file with the Commission).

           10.13 Fourth Amendment to Amended and Restated Reinsurance Pooling Agreement between ALLIED Mutual Insurance Company and the Company's property-casualty insurance subsidiaries (Incorporated by reference to Exhibit 10.33 to the Company's September 30, 1992 Form 10-Q on file with the Commission).

           10.14 Second Amended and Restated Reinsurance Pooling Agreement between ALLIED Mutual Insurance Company and the Company's property-casualty insurance subsidiaries (Incorporated by reference to Exhibit 10.13 to the Company's Registration
                  Statement on Form S-3 filed with the Commission on December 15, 1992, Registration No. 33-55714).

           10.15 First Amendment to the Second Amended and Restated Reinsurance Pooling Agreement between ALLIED Mutual Insurance Company and the Company's property-casualty insurance subsidiaries (Incorporated by reference to Exhibit 10.43 to the Company's March 31, 1993 Form 10-Q on file with the Commission).

           10.16  Amended  and  Restated  ALLIED  Group  Intercompany  Operating
                  Agreement between the Company and its affiliated companies dated August 25, 1993 and amendment thereto dated November 1, 1993 (Incorporated by reference to Exhibit 10.14 to the Company's September 30, 1993 Form 10-Q on file with the Commission).

           10.17  ALLIED Group, Inc. Federal Income Tax Sharing Agreement.

           10.18 ALLIED Group, Inc. Restated and Amended Stock Option Plan (Incorporated by reference to Exhibit 10.19 to the Company's December 31, 1992 Form 10-K on file with the Commission).

           10.19  ALLIED   Group,   Inc.    Nonqualified   Stock   Option   Plan
                  (Incorporated by reference to Exhibit 10.20 to the Company's December 31, 1992 Form 10-K on file with the Commission).

           10.20 ALLIED Group, Inc. Outside Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.21 to the Company's December 31, 1992 Form 10-K on file with the Commission).

           10.21  ALLIED   Group,   Inc.   Executive   Equity   Incentive   Plan
                  (Incorporated by reference to Exhibit 10.22 to the Company's December 31, 1992 Form 10-K on file with the Commission).

           10.22 Agency Agreement between ALLIED Group Insurance Marketing Company and Depositors Insurance Company, AMCO Insurance Company, and ALLIED Property and Casualty Insurance Company (Incorporated by reference to Exhibit 10.17 to the Company's December 31, 1991 Form 10-K on file with the Commission).

           10.27 The ALLIED Group Employee Stock Ownership Plan, Amended and Restated, dated September 27, 1994 (Incorporated by reference to Exhibit 10.27 to the Company's September 30, 1994 Form 10-Q on file with the Commission).

           10.28 The ALLIED Group Employee Stock Ownership Trust (Incorporated by reference to Exhibit 10.27 to the Company's March 31, 1991 Form 10-Q on file with the Commission).

           10.29 First Amendment to The ALLIED Group Employee Stock Ownership Plan, dated March 7, 1995 (Incorporated by reference to
                  Exhibit 10.50 to the Company's March 31, 1995 Form 10-Q on file with the Commission).

           10.30 Second Amendment to The ALLIED Group Employee Stock Ownership Plan, dated May 15,1995 (Incorporated by reference to Exhibit
                  10.51 to the Company's June 30, 1995 Form 10-Q on file with the Commission).

           10.32 Term Credit Agreement and Guaranty between ALLIED Group, Inc., ALLIED Group Employee Ownership Trust, Bank of Montreal, and Norwest Bank Iowa, N.A. (Incorporated by reference to Exhibit
                  10.29 to the Company's March 31, 1995 Form 10-Q on file with the Commission).

           10.33 First Amendment to the Term Credit Agreement and Guaranty, dated October 12, 1995. (Incorporated by reference to Exhibit
                  10.30 to the Company's September 30, 1995 Form 10-Q on file with the Commission).

           10.35 ALLIED Group Mortgage Company Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-3 filed with the Commission on February 2, 1993, Registration No. 33-55714).

           10.37 Stock Purchase Agreement between ALLIED Group, Inc. and Michael E. Dougherty and Dougherty Dawkins, Inc. (Incorporated by reference to Exhibit 10.38 to the Company's June 30, 1993 Form 10-Q on file with the Commission).

           10.38 The ALLIED Group Marketing Agreement between the Company's property-casualty subsidiaries and certain of its affiliated companies dated August 25, 1993 and amendment thereto dated November 1, 1993 (Incorporated by reference to Exhibit 10.39 to the Companies September 30, 1993 Form 10-Q on file with the Commission).

           10.39 Short-term Management Incentive Plan for 1993 (Incorporated by reference to Exhibit 10.39 to the Company's December 31, 1993 Form 10-K on file with the Commission).

           10.40 ALLIED Group Short Term Management Incentive Plan for 1994 (Incorporated by reference to Exhibit 10.40 to the Company's June 30, 1994 Form 10-Q on file with the Commission).

           10.42  ALLIED  Group,  Inc.  Long-Term   Management   Incentive  Plan
                  (Incorporated by reference to Exhibit 10.42 to the Company's March 31, 1994 Form 10-Q on file with the Commission).

           10.44 Second Amendment to Amended and Restated ALLIED Group Intercompany Operating Agreement dated May 16, 1994 (Incorporated by reference to Exhibit 10.42 to the Company's June 30, 1994 Form 10-Q on file with the Commission).

           10.45 Second Amendment to the ALLIED Group Marketing Agreement between the Company's property-casualty subsidiaries and certain of its affiliated companies, dated August 25, 1994 (Incorporated by reference to Exhibit 10.45 to the Company's September 30, 1994 Form 10-Q on file with the Commission).

           10.46 Third Amendment to Amended and Restated ALLIED Group Intercompany Operating Agreement (Incorporated by reference to
                  Exhibit 10.46 to the Company's December 31, 1994 Form 10-K on file with the Commission).

           10.47 Second Amendment to Amended and Restated Reinsurance Pooling Agreement (Incorporated by reference to Exhibit 10.47 to the Company's December 31, 1994 Form 10-K on file with the Commission).

           10.48 Consulting Agreement between John E. Evans and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation (Incorporated by reference to Exhibit
                  10.48 to the Company's December 31, 1994 Form 10-K on file with the Commission).

           10.49 ALLIED Group Short Term Management Incentive Plan for 1995 (Incorporated by reference to Exhibit 10.49 to the Company's December 31, 1994 Form 10-K on file with the Commission).

           10.50 Intercompany Cash Concentration Fund Agreement, dated April 24, 1995 (Incorporated by reference to Exhibit 10.52 to the Company's June 30, 1995 Form 10-Q on file with the Commission)

           10.51 Amendment to the Nonqualified Stock Option Plan, dated October 20, 1995 (Incorporated by reference to Exhibit 10.53 to the Company's September 30, 1995 Form 10-Q on file with the Commission).

           10.52  ALLIED Group Short Term Management Incentive Plan for 1996.

           10.53  Property Special Catastrophe Excess Contract.


     11.   Statement re computation of per share earnings.

     21.   Subsidiaries of the Registrant.

     23.   Consent of Independent Auditors.

     27.   Financial Data Schedule

     28P. Information from Reports Furnished to State Insurance Regulatory Authorities.

(d) Financial Statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

         REPORT OF INDEPENDENT AUDITORS ON SCHEDULES





The Board of Directors and Stockholders
ALLIED Group, Inc.:

Under date of February 2, 1996 we reported on the consolidated balance sheets of ALLIED Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report. As reported in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules listed in Part IV, Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                                KPMG Peat Marwick LLP

Des Moines, Iowa
February 2, 1996

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1995



                                                                                                         Amount at
                                                                                    Market            which shown in
             Type of investment                           Cost                       value           the balance sheet
             ------------------                      ---------------           ---------------       -----------------
Fixed maturities - bonds
   U.S. Government and government
     agencies and authorities                        $   244,165,971           $   254,337,128        $   254,337,128
   States, municipalities, and
     political subdivisions                              273,822,087               284,640,205            284,640,205
   Foreign governments                                     2,090,501                 2,160,580              2,160,580
   All other corporate bonds                             206,647,060               213,408,867            213,408,867
                                                     ---------------           ---------------        ---------------

     Total fixed maturities                              726,725,619           $   754,546,780            754,546,780
                                                                               ===============

Equity securities                                          7,527,302           $     7,948,517              7,948,517
                                                                               ===============
Other long-term  investments                                   1,840                                            1,840
Short-term investments                                     9,801,481                                        9,801,481
                                                     ---------------                                  ---------------

        Total investments                            $   744,056,242                                  $   772,298,618
                                                     ===============                                  ===============


                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                           December 31, 1995 and 1994


Assets                                                                               1995                   1994
                                                                               ---------------        ---------------

   Cash                                                                        $           ---        $       164,912
   Indebtedness from affiliates                                                      4,768,770              3,429,295
   Accrued investment income                                                            72,518                 65,853
   Short-term investments                                                            6,021,020              2,520,286
   Fixed maturities -- Available for sale at fair value
     (amortized cost $8,976,639 and $5,896,422)                                      9,080,124              5,279,682
   Equity securities at fair value (cost $1,790,896 and $1,799,700)                  2,071,834              1,883,963
   Investment in subsidiaries at equity (note 1)                                   362,026,479            300,515,572
   Current income taxes recoverable                                                     79,129                269,597
   Deferred income taxes                                                               110,152                    ---
   Other assets                                                                        551,593                686,604
                                                                               ---------------        ---------------

     Total assets                                                              $   384,781,619        $   314,815,764
                                                                               ===============        ===============


Liabilities

   Guarantee of ESOP obligations                                               $    26,270,000        $    28,150,000
   Deferred income taxes                                                                   ---                173,358
   Other liabilities                                                                 6,926,145              4,611,710
                                                                               ---------------        ---------------

     Total liabilities                                                              33,196,145             32,935,068
                                                                               ---------------        ---------------

Stockholders' Equity

   Preferred  stock,  no par value,  issuable  in series,  authorized
     7,500,000 shares; issued and outstanding 4,819,932 shares
     in 1995 and 4,981,466 in 1994                                                  83,647,674             85,565,516
   Common stock, no par value, $1 stated value, authorized
     40,000,000 shares; issued and outstanding 9,444,646 in
     1995 and 8,999,661 in 1994                                                   9,444,646              8,999,661
   Additional paid-in capital                                                      104,595,912             98,926,297
   Retained earnings                                                               159,469,625            119,752,032
   Unrealized appreciation (depreciation) of investments (net of deferred income tax (expense) benefit of $(9,906,744)
     and $2,868,709)                                                                18,335,633             (5,240,883)
   Unearned compensation related to ESOP                                           (23,908,016)           (26,121,927)
                                                                               ---------------   --------------------

     Total stockholders' equity                                                    351,585,474            281,880,696
                                                                               ---------------        ---------------

        Total liabilities and stockholders' equity                             $   384,781,619        $   314,815,764
                                                                               ===============        ===============


            See accompanying Notes to Condensed Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 1995, 1994, and 1993




                                                                      1995                1994                1993
                                                                 --------------      --------------      --------------
Revenues

   Equity in undistributed earnings of subsidiaries (note 1)     $   38,478,651      $   38,772,373      $   32,398,744

   Dividends received from subsidiaries (note 1)                     12,985,307           8,866,550           8,169,554

   Employee leasing income                                           93,265,042          83,265,394          83,941,836

   Realized investment losses                                           405,654             (43,024)                ---

   Investment income                                                    654,489             452,030             491,885

   Other income                                                          47,621              53,018              57,386
                                                                 --------------      --------------      --------------

                                                                    145,836,764         131,366,341         125,059,405
                                                                 --------------      --------------      --------------

Expenses

   Salaries, benefits, payroll taxes and other
     employee leasing costs                                          91,929,248          82,177,291          81,826,843

   Operating expenses                                                 1,375,281           2,067,786           2,297,743

   Interest expense                                                       4,014              24,060             808,117
                                                                 --------------      --------------      --------------

                                                                     93,308,543          84,269,137          84,932,703
                                                                 --------------      --------------      --------------

     Income from operations before income taxes                      52,528,221          47,097,204          40,126,702

   Income tax (benefit) expense                                         151,392            (527,792)            204,281
                                                                 --------------      --------------      --------------

     Net income                                                  $   52,376,829      $   47,624,996      $   39,922,421
                                                                 ==============      ==============      ==============








            See accompanying Notes to Condensed Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994, and 1993

                                                                     1995               1994                1993
                                                                --------------     ---------------     --------------
Cash flows from operating activities:
   Net income                                                   $   52,376,829     $    47,624,996     $   39,922,421
   Adjustments to reconcile net income to net
    cash provided by operating activities
     Equity in undistributed earnings                              (38,478,651)        (38,772,373)       (32,398,744)
     Realized investment losses                                       (405,654)             43,024                ---
     Indebtedness from affiliates                                   (1,339,475)         (1,359,725)        (5,406,842)
     Accrued investment income                                          (6,665)             19,629            (63,760)
     Cost of ESOP Series shares allocated                            2,213,911           1,751,994          1,347,539
     Income taxes:
       Current                                                         190,468           2,110,615         (1,702,670)
       Deferred                                                       (656,689)            597,191            (23,427)
     Other, net                                                        529,635           1,272,665          6,016,967
                                                                --------------     ---------------     --------------

          Net cash provided by operating activities                 14,423,709          13,288,016          7,691,484
                                                                --------------     ---------------     --------------

Cash flows from investing activities:
   Investments in subsidiaries                                             539                 350        (49,382,962)
   Sale of subsidiary                                                      ---                 ---         14,303,671
   Purchase of fixed maturities
     Available for sale                                             (3,276,014)        (16,030,000)        (8,491,352)
     Held to maturity                                                      ---                 ---         (1,260,199)
   Purchase of equity securities                                    (1,630,622)           (813,638)        (1,203,172)
   Short-term investments, net                                      (3,500,734)            199,744          1,284,155
   Sale of fixed maturities--available for sale                            ---           7,487,290            512,892
   Maturities, calls, and principal reductions
    of fixed maturities
     Available for sale                                                235,608          10,564,855                ---
     Held to maturity                                                      ---           1,244,960                ---
   Sale of equity securities                                         2,045,080             214,660                ---
                                                                --------------     ---------------     --------------
     Net cash provided by (used in) investing activities            (6,126,143)          2,868,221        (44,236,967)
                                                                --------------     ---------------     --------------

Cash flows from financing activities:
   Issuance of preferred stock                                         699,559             794,133            889,470
   Issuance of common stock                                          3,497,199           1,128,345         46,469,119
   Repurchase of common stock                                              ---          (6,360,128)               ---
   Dividends paid to stockholders, net of income tax benefit       (12,659,236)        (11,795,038)       (10,901,459)
                                                                --------------     ---------------     --------------

     Net cash (used in) provided by financing activities            (8,462,478)        (16,232,688)        36,457,130
                                                                --------------     ---------------     --------------

Net decrease in cash                                                  (164,912)            (76,451)           (88,353)
   Cash beginning of year                                              164,912             241,363            329,716
                                                                --------------     ---------------     --------------
   Cash end of year                                             $          ---     $       164,912     $      241,363
                                                                ==============     ===============     ==============


            See accompanying Notes to Condensed Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ALLIED Group, Inc. and its subsidiaries.

(1)  The  Company's  investment  in  subsidiaries,   undistributed  earnings  of
subsidiaries, and dividends received from subsidiaries are shown by segment below:

                                                    Property-         Excess &
                                                    casualty           Surplus             Other              Total
                                                ----------------   ---------------    ---------------    ---------------
           Year ended
        December 31, 1995

   Investment in subsidiaries                   $    293,167,247   $    37,291,129    $    31,568,103    $   362,026,479

   Equity in undistributed
     earnings of subsidiaries                   $     33,655,150   $     3,516,974    $     1,306,527    $    38,478,651

   Dividends received from
     subsidiaries                               $     12,011,307   $           ---    $       974,000    $    12,985,307


           Year ended
        December 31, 1994

   Investment in subsidiaries                   $    239,722,727   $    31,341,143    $    29,451,702    $   300,515,572

   Equity in undistributed
     earnings of subsidiaries                   $     31,614,854   $     3,634,920    $     3,522,599    $    38,772,373

   Dividends received from
     subsidiaries                               $      7,799,550   $           ---    $     1,067,000    $     8,866,550


           Year ended
        December 31, 1993

   Investment in subsidiaries                   $    217,048,558   $    28,991,799    $    26,291,417    $   272,331,774

   Equity in undistributed
     earnings of subsidiaries                   $     22,081,768   $     4,049,891    $     6,267,085    $    32,398,744

   Dividends received from
     subsidiaries                               $      7,729,354   $           ---    $       440,200    $     8,169,554


                       ALLIED Group, Inc. and Subsidiaries

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION

                  Years ended December 31, 1995, 1994, and 1993

                               Reserves for                                                 Amortization
                  Deferred      losses and                                        Losses    of deferred      Other
                   policy          loss                                Net       and loss     policy        under-
                  acquisition   settlement    Unearned   Premiums   investment  settlement  acquisition     writing    Premiums
   Segments         costs        expenses     premiums    earned      income     expenses      costs       expenses     written
   --------       -----------  ------------  ----------  ---------  ----------  ----------  ------------  ----------  ----------
                                                        (in thousands)
     1995
Property-casualty $   38,846   $    285,385  $  180,217  $ 425,838  $   39,110  $  295,583  $     93,684  $   18,859  $  440,838
Excess & Surplus       2,842        56,479       16,244     29,661       5,830      22,357         6,436       1,724      30,606
Other operations         ---           ---          ---        ---       2,302         ---           ---         ---         ---
Eliminations             ---           ---          ---        ---         ---         ---           ---         ---         ---
                  ----------   -----------   ----------  ---------  ----------  ----------  ------------  ----------  ----------
 Consolidated     $   41,688   $   341,864   $  196,461  $ 455,499  $   47,242  $  317,940  $    100,120  $   20,583  $  471,444
                  ==========   ===========   ==========  =========  ==========  ==========  ============  ==========  ==========


     1994
Property-casualty $   35,546   $   260,420   $  164,938  $ 386,732  $   35,279  $  268,376  $     85,081  $   23,466  $  403,066
Excess & Surplus       2,723        50,576       15,175     25,786       5,242      18,568         5,777       1,659      27,026
Other operations         ---           ---          ---        ---         549         ---           ---         ---         ---
Eliminations             ---           ---          ---        ---         ---         ---           ---         (35)        ---
                  ----------   -----------   ----------  ---------  ----------  ----------  ------------  ----------  ----------
 Consolidated     $   38,269   $   310,996   $  180,113  $ 412,518  $   41,070  $  286,944  $     90,858  $   25,090  $  430,092
                  ==========   ===========   ==========  =========  ==========  ==========  ============  ==========  ==========


     1993
Property-casualty $   31,952   $   233,508   $  148,255  $ 344,322  $   33,471  $  242,196  $     75,751  $   25,764  $  370,218
Excess & Surplus       2,455        46,348       13,575     24,014       4,867      16,722         5,403       1,242      24,892
Other operations         ---           ---          ---        ---       1,661         ---           ---         ---         ---
Eliminations             ---           ---          ---        ---        (969)        ---           ---         ---         ---
                  ----------   -----------   ----------  ---------  ----------  ----------  ------------  ----------  ----------
 Consolidated     $   34,407   $   279,856   $  161,830  $ 368,336  $   39,030  $  258,918  $     81,154  $   27,006  $  395,110
                  ==========   ===========   ==========  =========  ==========  ==========  ============  ==========  ==========

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE IV
                                   REINSURANCE
                  Years ended December 31, 1995, 1994, and 1993

                                                                                                           Percentage
                                                        Ceded            Assumed                            of amount
                                     Gross              other          from other            Net           assumed to
                                     amount           companies       companies (1)        amount              net
                                 --------------   ---------------  ------------------  ---------------   --------------
                                                                   (in thousands)
          1995
Premiums:
   Property-casualty             $      435,223   $       265,571  $          256,186  $       425,838         60.2%
   Excess & surplus lines                37,184             7,523                 ---           29,661          ---
                                 --------------   ---------------  ------------------  ---------------

     Total premiums              $      472,407   $       273,094  $          256,186  $       455,499         56.2%
                                 ==============   ===============  ==================  ===============


          1994
Premiums:
   Property-casualty             $      383,510   $       242,490  $          245,712  $       386,732         63.5%
   Excess & surplus lines                32,257             6,471                 ---           25,786          ---
                                 --------------   ---------------  ------------------  ---------------

     Total premiums              $      415,767   $       248,961  $          245,712  $       412,518         59.6%
                                 ==============   ===============  ==================  ===============


          1993
Premiums:
   Property-casualty             $      328,530   $       415,752  $          431,544  $       344,322        125.3%
   Excess & surplus lines                29,961             5,947                 ---           24,014          ---
                                 --------------   ---------------  ------------------  ---------------

     Total premiums              $      358,491   $       421,699  $          431,544  $       368,336        117.2%
                                 ==============   ===============  ==================  ===============



(1) See note 6 of Notes to Consolidated Financial Statements for additional information on amounts assumed from ALLIED Mutual Insurance Company in accordance with the affiliated reinsurance pooling agreement.

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE VI
                            SUPPLEMENTAL INFORMATION
                  Years ended December 31, 1995, 1994, and 1993



                                                                            Losses and loss
                                                  Discount                settlement expenses
                                                   if any                 incurred related to              Paid losses
                                                  deducted        ----------------------------------         and loss
                                                    from               Current            Prior             settlement
        Segment                                   reserves              year              years              expenses
        -------                               ---------------     ---------------     --------------     ---------------
                                                                            (in thousands)
        1995
Property-casualty                             $           ---     $       294,176     $        1,407     $       270,373
Excess & surplus lines                                    ---              21,780                577              15,302
                                              ---------------     ---------------     --------------     ---------------

   Total                                      $           ---     $       315,956     $        1,984     $       285,675
                                              ===============     ===============     ==============     ===============



        1994
Property-casualty                             $           ---     $       271,723     $       (3,347)    $       245,416
Excess & surplus lines                                    ---              16,851              1,717              16,904
                                              ---------------     ---------------     --------------     ---------------

   Total                                      $           ---     $       288,574     $       (1,630)    $       262,320
                                              ===============     ===============     ==============     ===============



        1993
Property-casualty                             $           ---     $       247,211     $       (5,014)    $       203,228
Excess & surplus lines                                    ---              15,561              1,160              15,611
                                              ---------------     ---------------     --------------     ---------------

   Total                                      $           ---     $       262,772     $       (3,854)    $       218,839
                                              ===============     ===============     ==============     ===============



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    ALLIED Group, Inc.
                                                       (Registrant)




Date:   March 5, 1996                      By       /s/  Jamie H. Shaffer
                                           -------------------------------------
                                           Jamie H. Shaffer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




By:   /s/   Douglas L. Andersen            By:  /s/   Jamie H. Shaffer               By:  /s/   John E. Evans
--------------------------------------     -------------------------------------     --------------------------------
Douglas L. Andersen                        Jamie H. Shaffer                          John E. Evans
President (Property-casualty)              President (Financial) and Treasurer       Chairman of the Board
March 5, 1996                              March 5, 1996                             and Director
                                                                                     March 5, 1996


By:   /s/   James W. Callison              By:                                       By:  /s/   Charles I. Colby
--------------------------------------     -------------------------------------     --------------------------------
James W. Callison                          Harold S. Carpenter                       Charles I. Colby
Director                                   Director                                  Director
March 5, 1996                              March 5, 1996                             March 5, 1996



By:   /s/   Harold S. Evans                By:  /s/   Richard O. Jacobson            By:  /s/   John P. Taylor
--------------------------------------     -------------------------------------     --------------------------------
Harold S. Evans                            Richard O. Jacobson                       John P. Taylor
Director                                   Director                                  Director
March 5, 1996                              March 5, 1996                             March 5, 1996



By:   /s/   William E. Timmons             By:  /s/   Donald S. Willis
--------------------------------------     -------------------------------------
William E. Timmons                         Donald S. Willis
Director                                   Director
March 5, 1996                              March 5, 1996




                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS


Exhibit
Number                                                    Item                                                    Page


  4.7              Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company,                   79
                   dated March 7, 1996.

  4.8              Stock Purchase Agreement between ALLIED Group, Inc. and State Street Bank and Trust             83
                   Company, dated December 31, 1994.

  4.9              Stock Purchase Agreement between ALLIED Group, Inc. and State Street Bank and Trust             99
                   Company, dated December 31, 1995.

 10.7              Amended and Restated Management Information Services Agreement between ALLIED                   115
                   Group Information Systems, Inc. and certain of its affiliated companies dated
                   January 1, 1995

 10.17             ALLIED Group, Inc. Federal Income Tax Sharing Agreement                                         142

 10.52             ALLIED Group Short Term Management Incentive Plan for 1996                                      148

 10.53             Property Special Catastrophe Excess Contract                                                    156


 11                Statement re Computation of Per Share Earnings                                                  169

 21                Subsidiaries of the Registrant                                                                  170

 23                Consent of Independent Auditors                                                                 171

 27                Financial Data Schedule                                                                         172

 28P               Information from Reports Furnished to State Insurance Regulatory Authorities                    173

