Form 10-Q
period 1996-03-31
ALLIED GROUP INC
filed 1996-05-06
CIK 774624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996:

                       13,955,692 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                                         ALLIED Group, Inc. and Subsidiaries
                                             Consolidated Balance Sheets

                                                                                 March 31,        December 31,
                                                                                   1996              1995
                                                                             ----------------    ---------------
                                                                                         (in thousands)
Assets

   Investments

     Fixed maturities - available for sale at fair value
       (amortized cost $730,859 and $726,726)                                $        745,712    $       754,547

     Equity securities at fair value (cost $10,308 and $7,527)                         11,054              7,948

     Short-term investments at cost (note 2 and 3)                                     10,640              9,802

     Other investments at equity                                                           12                  2
                                                                             ----------------    ---------------

         Total investments                                                            767,418            772,299


   Cash                                                                                   805              1,465

   Accrued investment income                                                           10,682             10,467

   Accounts receivable                                                                 78,918             76,118

   Current income taxes recoverable                                                       ---              1,330

   Reinsurance receivables for losses and loss settlement expenses                     19,771             19,293

   Mortgage loans held for sale (note 3)                                               17,084             13,673

   Deferred policy acquisition costs                                                   41,908             41,688

   Prepaid reinsurance premiums                                                         6,594              6,784

   Mortgage servicing rights                                                           34,799             35,705

   Deferred income taxes                                                                  679                ---

   Other assets                                                                        33,088             31,776
                                                                             ----------------    ---------------

         Total assets                                                        $      1,011,746    $     1,010,598
                                                                             ================    ===============









      See accompanying Notes to Interim Consolidated Financial Statements.

                                         ALLIED Group, Inc. and Subsidiaries
                                             Consolidated Balance Sheets



                                                                                 March 31,        December 31,
                                                                                   1996               1995
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Liabilities

   Losses and loss adusting expenses                                         $        342,548    $       341,864

   Unearned premiums                                                                  197,009            196,461

   Outstanding drafts                                                                  13,982             13,708

   Indebtedness to affiliates                                                           2,757              1,019

   Current income taxes                                                                 2,280                ---

   Notes payable to nonaffiliates (note 3)                                             37,496             35,965

   Notes payable to affiliates (note 2)                                                 2,925              3,500

   Guarantee of ESOP obligations (note 4)                                              26,120             26,270

   Deferred income taxes                                                                  ---              2,854

   Other liabilities                                                                   32,417             37,371
                                                                             ----------------    ---------------

         Total liabilities                                                            657,534            659,012
                                                                             ----------------    ---------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized 7,500 shares

       6-3/4% Series, 1,827 shares issued and outstanding                              37,813             37,813

       ESOP Series, issued and outstanding 2,993 shares in 1995 (note 5)                  ---             45,835

   Common stock, no par value, $1 stated value, authorized 40,000 shares, issued and outstanding 13,951 shares in
     1996 and 9,445 shares in 1995                                                     13,951              9,445

   Additional paid-in capital                                                         146,454            104,596

   Retained earnings                                                                  169,218            159,470

   Unrealized appreciation of investments (net of deferred
     income tax expense of $5,474 in 1996 and $9,907 in 1995)                          10,125             18,335

   Unearned compensation related to ESOP                                              (23,349)           (23,908)
                                                                             ----------------    ---------------

       Total stockholders' equity                                                     354,212            351,586
                                                                             ----------------    ---------------

         Total liabilities and stockholders' equity                          $      1,011,746    $     1,010,598
                                                                             ================    ===============


      See accompanying Notes to Interim Consolidated Financial Statements.

                                        ALLIED Group, Inc. and Subsidiaries
                                         Consolidated Statements of Income


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             -----------------------------------
                                                                                   1996                1995
                                                                             ----------------    ---------------
                                                                            (in thousands, except per share data)
Revenues

   Earned Premiums                                                           $        118,870    $       109,481

   Investment income                                                                   12,119             11,275

   Realized investment gains                                                                8                 15

   Other income                                                                        12,338             11,505
                                                                             ----------------    ---------------

                                                                                      143,335            132,276
                                                                             ----------------    ---------------

Losses and expenses

   Losses and loss adjusting expenses                                                  80,982             74,431

   Amortization of deferred policy acquisition costs                                   26,162             24,132

   Other underwriting expenses                                                          6,214              6,272

   Other expenses                                                                      10,026              9,734

   Interest expense                                                                       167                447
                                                                             ----------------    ---------------

                                                                                      123,551            115,016
                                                                             ----------------    ---------------

Income before income taxes                                                             19,784             17,260
                                                                             ----------------    ---------------


Income taxes

   Current                                                                              4,990              5,381

   Deferred                                                                               846               (505)
                                                                             ----------------    ---------------

                                                                                        5,836              4,876
                                                                             ----------------    ---------------

Net income                                                                   $         13,948    $        12,384
                                                                             ================    ===============

Net income applicable to common stock                                        $         12,474    $        10,564
                                                                             ================    ===============


Earnings per share

   Primary                                                                   $           1.17    $          1.17
                                                                             ================    ===============

   Fully diluted                                                             $            .94    $           .83
                                                                             ================    ===============







      See accompanying Notes to Interim Consolidated Financial Statements.

                                        ALLIED Group, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             -----------------------------------
                                                                                   1996               1995
                                                                             ----------------    ---------------
                                                                                             (in thousands)
Cash flows from operating activities
   Net  income                                                               $         13,948    $        12,384
   Adjustments to reconcile net income to net cash provided by operating activities
      Losses and loss adjusting expenses                                                  684              6,978
      Unearned premiums, net                                                              738              4,329
      Deferred policy acquisition costs                                                  (220)              (988)
      Accounts receivable, net                                                         (3,278)            (5,999)
      Depreciation and amortization                                                     2,620              2,022
      Realized investment gains                                                            (8)               (15)
      Mortgage loans held for sale, net                                                  (781)              (144)
      Indebtedness with affiliates                                                      1,738              1,701
      Accrued investment income                                                          (215)              (411)
      Other assets                                                                        258              1,420
      Cost of ESOP shares allocated                                                       559                350
      Income taxes
       Current                                                                          3,610              5,134
       Deferred                                                                           846               (505)
      Other, net                                                                       (3,614)            (7,160)
                                                                             ----------------    ---------------

         Net cash provided by operating activities                                     16,885             19,096
                                                                             ----------------    ---------------

Cash flows from investing activities
   Purchase of fixed maturities - available for sale                                  (32,565)           (26,004)
   Purchase of equity securities                                                       (2,823)              (177)
   Purchase of equipment                                                               (4,234)            (1,431)
   Sale of fixed maturities - available for sale                                          ---              3,021
   Maturities, calls, and principal reductions of fixed maturities
     Available for sale                                                                28,172              2,906
     Held to maturity                                                                     ---              7,582
   Sale of equity securities                                                               44                 66
   Short-term investments, net                                                           (838)            (4,891)
   Sale of equipment                                                                       44                 80
                                                                             ----------------    ---------------

         Net cash used in investing activities                                        (12,200)           (18,848)
                                                                             ----------------    ---------------

Cash flows from financing activities
   Notes payable to nonaffiliates, net                                                 (1,099)            (1,830)
   Notes payable to affiliates, net                                                      (575)             4,150
   Issuance of common stock                                                               529                625
   Dividends paid to stockholders, net of income tax benefit                           (4,200)            (3,146)
                                                                             ----------------    ---------------

         Net cash used in financing activities                                         (5,345)              (201)
                                                                             ----------------    ---------------

Net (decrease) increase in cash                                                          (660)                47
   Cash at beginning of year                                                            1,465              1,541
                                                                             ----------------    ---------------

   Cash at end of quarter                                                    $            805    $         1,588
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

At March 31, 1996, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 26.4% of the outstanding voting stock of the Company. ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18% of the voting stock of the Company.

The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the ALLIED Group, Inc. 1995 Annual Report to Stockholders. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are in the opinion of management necessary for fair presentation of the results for the interim periods. In the opinion of management, all such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated. Certain amounts have been reclassified to conform to current-period presentation.

(2) Transactions with Affiliates

The Company leases employees to its subsidiaries and ALLIED Mutual and certain of ALLIED Mutual's subsidiaries pursuant to the terms of the Intercompany Operating Agreement. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. The Company received revenues of $648,000 and $675,000 for employees leased to affiliates for the three months ended March 31, 1996 and 1995, respectively, which are included in other income.

A subsidiary of the Company provides data processing and other services for ALLIED Mutual and its subsidiaries. Included in other income are revenues of $506,000 and $519,000 relating to services performed for ALLIED Mutual and subsidiaries for the first quarter of 1996 and 1995, respectively.

ALLIED Mutual participates with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement that covers the property-casualty segment's share of pooled losses up to $5 million in excess of $5 million. ALLIED Mutual's and the reinsurance company's participations in such agreement are 90% and 10%, respectively. Premiums paid by the property-casualty segment to ALLIED Mutual were $388,000 and $363,000 in the first three months of 1996 and 1995, respectively. There were no recoveries in the first three months of 1996 and recoveries of $51,000 from ALLIED Mutual under the agreement in the first three months of 1995.

The Company and its affiliates deposit their excess cash into a short-term investment fund. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly owned subsidiary of ALLIED Mutual, is the fund administrator. At March 31, 1996, the Company had $7.8 million invested in the fund and had several unsecured notes payable to the fund totaling $2.9 million. The interest rates on the borrowings range from 5.5% to 8.5%.

                       ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

The Company had interest income from affiliates of $166,000 and $75,000 in the first three months of 1996 and 1995, respectively. Interest expense with affiliates was $53,000 and $60,000 in the first three months of 1996 and 1995, respectively.

(3) Notes Payable to Nonaffiliates

At March 31, 1996, ALLIED Group Mortgage Company (ALLIED Mortgage) had borrowed $23.6 million under the terms of three separate mortgage loan warehousing agreements with different commercial banks. Under the terms of the agreements, ALLIED Mortgage can borrow up to the lesser of $67 million or 98% of the mortgage credit base. At March 31, 1996, the outstanding borrowings of ALLIED Mortgage were secured by $17.1 million of pledged mortgage loans held for sale, mortgage servicing rights on loans with a principal balance of $2.9 billion and foreclosure loans. Interest rates applicable to ALLIED Mortgage's borrowing arrangements vary with the level of investable deposits maintained at the respective commercial banks.

ALLIED Mortgage had $13.5 million of 8.4% senior secured notes outstanding as of March 31, 1996. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1.5 million each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $3 million committed credit facility through a line of credit agreement with AMCO Insurance Company that expires March 1997. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks. There was an outstanding balance of $400,000 at March 31, 1996. Borrowings with the Federal Home Loan Bank of Des Moines were secured by United States Government securities with a carrying value of $8.3 million at March 31, 1996.

(4) ESOP Convertible Preferred Stock

On March 6, 1996, the ESOP Trustee elected to convert the ESOP Convertible Preferred Stock (ESOP Series) to common stock. Each share of ESOP Series was convertible to 1.5 shares of common stock. The ESOP Trustee converted 2.9 million shares of ESOP Series into 4.4 million shares common stock, raising the total common shares issued and outstanding to 13.9 million. The conversion was completed on March 7, 1996.

(5) Segment Information

The Company's operations include two major segments: property-casualty and excess & surplus lines. Their principal products, services, and effect on revenues, income before income taxes, and assets are identified by segment.

Property-casualty--Predominantly private passenger automobile, homeowners, and small commercial lines of insurance.

                       ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

Excess & surplus lines--Primarily commercial casualty and commercial property lines of insurance coverages that standard insurers are unable or unwilling to provide.

Eliminations and other--Eliminations between segments plus other noninsurance operations not reported as segments (including investment services, data processing, and employee lease fees from affiliates).


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             -----------------------------------
                                                                                   1996                1995
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Revenues (1)
   Property-casualty                                                         $        123,874    $       113,777
   Excess & surplus lines                                                               8,682              8,158
   Eliminations and other                                                              10,779             10,341
                                                                             ----------------    ---------------
        Total                                                                $        143,335    $       132,276
                                                                             ================    ===============

Income before income taxes (1)
   Property-casualty                                                         $         17,450    $        16,018
   Excess & surplus lines                                                               1,748              1,081
   Eliminations and other                                                                 586                161
                                                                             ----------------    ---------------
        Total                                                                $         19,784    $        17,260
                                                                             ================    ===============


                                                                                 March 31,         December 31,
                                                                                   1996                1995
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Assets
   Property-casualty                                                         $        846,694    $       847,401
   Excess & surplus lines                                                             119,567            122,200
   Eliminations and other                                                              45,485             40,997
                                                                             ----------------    ---------------
        Total                                                                $      1,011,746    $     1,010,598
                                                                             ================    ===============

(1)  Including realized investment gains or losses.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Overview

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ALLIED Group, Inc. (the Company) is a regional insurance holding company. Its largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The Company operates exclusively in the United States and primarily in the central and western states. The Company's other reportable segment is excess & surplus lines insurance. Property-casualty insurance was the most significant segment, accounting for 86.4% of consolidated revenues for the three months ended March 31, 1996. The property-casualty segment participates in a reinsurance pooling agreement with ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company. The agreement generally provides that the property-casualty insurance business is combined and then prorated among the participants according to predetermined percentages. Participation percentages are based on certain factors such as capitalization and business produced by the respective companies. The segment's participation is currently 64% in the reinsurance pool.

As of March 31, 1996, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 26.4% of the outstanding voting stock, and ALLIED Mutual controlled 18% of the voting stock of the Company.

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

Results of Operations

Consolidated revenues for the three months ended March 31, 1996 were $143.3 million, up 8.4% over the $132.3 million reported for the first three months of 1995. The increase occurred primarily because of the 8.6% growth in earned premiums for the three months ended March 31, 1996.

Income before income taxes for the first three months of 1996 was up to $19.8 million from $17.3 million for the same period in 1995. Income before income taxes was up primarily due to the growth in earned premiums. The property-casualty segment was the dominant contributor to improved operating results with an increase of $1.4 million.

Net income was up 12.6% to $13.9 million, bringing fully diluted earnings per share to $0.94 for the three months ended March 31, 1996, from $12.4 million for the corresponding period in 1995. Fully diluted earnings per share before net realized gains were $0.94 for the first three months of 1996 compared with $0.83 for the same period of 1995.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

Book value per share increased only slightly in the first quarter of 1996 to $24.36 from $24.23 at December 31, 1995. The growth in book value was stalled by the recent upward trend in interest rates. At March 31, 1996, the fair value of investments in fixed maturities were $14.9 million above amortized cost compared to $27.8 million above amortized cost at December 31, 1995. If the effect of reporting fixed maturity investments at market were excluded, the book value at March 31, 1996 was $23.67 compared to $22.94 at December 31, 1995.

Property-casualty

Revenues for the property-casualty segment increased to $123.9 million from $113.8 million for the three months ended March 31, 1996 and 1995, respectively. Direct premiums earned for the segment were $116.6 million for the first three months of 1996 compared with $103.3 million one year earlier. Earned premiums increased 8.7% for the first three months of 1996 to $111.7 million from $102.7 million. The increase resulted primarily from growth in insurance exposure.

Pooled net premiums written (including ALLIED Mutual) totaled $177.5 million, a 6.5% increase over production in the first three months of 1995. The average premium per policy for personal lines was up 3.5% from the first three months of 1995 to $592 while the policy count grew 6.5%. The average premium per policy for commercial lines excluding crop-hail increased slightly from the first three months of 1995 to $1,080 and the policy count was up 4.6%. Earned premiums for the property-casualty segment were 66.5% personal lines and 33.5% commercial lines in the first three months of 1996. The business mix for the first three months of 1995 was 65.4% personal lines and 34.6% commercial lines.

Income before income taxes increased to $17.5 million from $16 million in the first three months of 1995 primarily due to increased earned premiums. Investment income for the first three months of 1996 was $10.3 million compared to $9.4 million for the same period in 1995. The pretax yield on invested assets was 6.3% and 6.5% for the three months ended March 31, 1996 and 1995, respectively. Realized investment gains were $8,000 compared with $21,000 in the first three months of 1995. Other income for the first three months of 1996 increased to $1.9 million from $1.7 million for the same period in 1995.

The statutory combined ratio (after policyholder dividends) for the first three months of 1996 worsened to 95.2 from the 94.9 reported in the first three months of 1995. The change in the combined ratio was primarily attributed to a 0.5 point increase in the loss and loss adjusting expense ratio. Wind and hail losses for the first three months of 1996 improved to $3.6 million from $5.4 million for the same period of 1995. The impact of wind and hail losses on the combined ratio was 3.2 points and 5.3 points for the three months ended March 31, 1996 and 1995, respectively. The underwriting gain (on a generally accepted accounting principles basis) was $5.3 million compared with a gain of $5 million for the first three months of 1995. On a fully diluted basis, the impact of wind and hail losses on the results of operations was $0.17 per share versus $0.26 per share in the first three months of 1995.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

The following table presents the property-casualty's statutory combined ratio by line of business for the three months ended March 31, 1996 and 1995:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    ---------------------
                                                                                      1996          1995
                                                                                    -------       -------
         Personal automobile                                                          98.2          94.0
         Homeowners                                                                   97.2         103.8

           Personal lines                                                             97.9          96.4

         Commercial automobile                                                       100.5          97.7
         Workers' compensation                                                        69.0          77.7
         Other property/liability                                                     93.2          96.3
         Other lines                                                                  56.7          54.0

           Commercial lines                                                           89.7          91.9

              Total                                                                   95.2          94.9


The personal auto statutory combined ratio increased to 98.2 for the first three months of 1996 from 94.0 for the same period in 1995. The increase was primarily due to a 4.4 point deterioration in the loss and loss adjusting expense ratio. The statutory combined ratio for the homeowners line was 97.2 for the first three months of 1996 compared with 103.8 for the same period of 1995. The improvement was primarily due to a 5.9 point improvement in the loss and loss adjusting expense ratio. The impact of wind and hail losses on the combined ratio for the homeowners line decreased to 9.2 points from 20.4 points for the first three months of 1995. Overall, the personal lines statutory combined ratio increased to 97.9 in the first three months of 1996 from 96.4 in the same period of 1995. The statutory combined ratio for commercial lines improved to 89.7 in the first three months of 1996 from 91.9 for three months of 1995. The improvement was primarily attributable to the underwriting results achieved in other property and liability and workers' compensation.

Excess & Surplus Lines

Earned premiums increased to $7.2 million for the first three months of 1996 from $6.8 million for the first three months of 1995. Net premiums written decreased 14.6% to $6.4 million through March 31, 1996 from $7.5 million through March 31, 1995. The decrease is attributed to the soft market that the segment operates in and management's decision not to sacrifice underwriting results for premium growth. Direct earned premiums increased 2.6% to $9 million for the three months ended March 31, 1996 from $8.7 million for the same period in 1995. As of March 31, 1996, the segment's book of business was comprised of 2.3% personal lines and 97.7% commercial lines. For the first three months of 1995, the business mix was 2.5% personal lines and 97.5% commercial lines.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

The statutory combined ratio (after policyholder dividends) was 98.3, which produced an underwriting gain (on a generally accepted accounting principles basis) of $247,000 for the first three months of 1996. The combined ratio of
104.0 for the first quarter of 1995 resulted in an underwriting loss of $305,000. The combined ratio decreased primarily because of a 5.8-point decrease in the loss and loss adjusting expense ratio in the first three months of 1996.

Income before income taxes for the three months ended March 31, 1996 increased 61.7% to $1.7 million from $1.1 million. The segment had no realized gains for the first quarter of 1996. Realized investment gains were $2,000 for the first three months in 1995. Investment income for the first three months of 1996 increased 8.4% to $1.5 million from $1.4 million for the same period in 1995. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was down to 6.3% compared to 6.8% in the first three months of 1995. Invested assets increased 14.2% to $94.1 million at March 31, 1996 from the same period one year earlier.

Noninsurance Operations

Revenues for the noninsurance operations (including investment services, data processing, and employee lease fees from affiliates) increased 2.1% for the first three months of 1996 to $39.7 million from $38.9 million for the same period last year. Income before income taxes was $586,000 for the first quarter of 1996 compared to $161,000 for the three months ended March 31, 1995.

Revenues for investment services in the first three months of 1996 increased to $4.6 million from $4.3 million for the same period in 1995. Income before income taxes increased 21.2% to $1.2 million from $965,000 for the first three months of 1995. The servicing portfolio was $2.9 billion at March 31, 1996 and $3 billion at December 31, 1995. Investment Income

The investment policy for the Company's insurance segments requires that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stock is to be comprised primarily of issues rated at least A3/A- by Standard and Poor's Corporation or Moody's. The Company's investment portfolio consisted almost entirely of fixed income securities; 98.3% were rated investment grade or higher at March 31, 1996. The investment portfolio contained no real estate or mortgage loans.

Invested assets were down less than 1% to $767.4 million from $772.3 million at year-end 1995. The decrease in invested assets was due to a write down of $12.9 million in market value caused by rising interest rates. Three-month consolidated investment income increased 7.5% to $12.1 million from $11.3 million through March 31, 1995. The Company's pretax rate of return on invested assets was down to 6.3% from last year's 6.7%.

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

As of March 31, 1996, the Company held collateralized mortgage obligation (CMO) investments with a carrying and fair value of $74.9 million compared to a carrying and fair value of $77.7 million as of December 31, 1995. Substantially all of the Company's CMO investments are in planned amortization class bonds or sequential pay bonds with anticipated durations of approximately 5 years at the time of acquisition. The Company has not invested in the more volatile types of CMO products such as companion or accrual (Z-bond) tranches. All of the Company's CMO investments have an active secondary market; accordingly their effect on the Company's liquidity does not differ from that of other fixed income investments.

Income Taxes

The Company's year-to-date effective income tax rate was up slightly to 29.5% from 29.1% at year-end 1995. The income tax expense for the first three months of 1996 was up to $5.8 million from $4.9 million for the same period in 1995. The increase was due in part to increased operating income and a decreased amount of tax-exempt investment income in the first quarter of 1996.

Regulations

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

Liquidity and Capital Resources

Substantial cash inflows are generated from premiums, pool administration fees, investment income, and proceeds from maturities of portfolio investments. The principal outflows of cash are payment of claims, commissions, premium taxes, operating expenses, and income taxes and the purchase of fixed maturities. In developing its investment strategy, the Company establishes a level of cash and highly liquid short- and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet anticipated short-term and long-term payment obligations.

In the first three months of 1996, operating activities generated cash flows of $16.9 million; in the first three months of 1995, the total was $19.1 million. For both years, the primary source of funds was premium growth in the Company's property-casualty insurance operations.

Funds generated from the operating activities for the first three months of 1996 and 1995 were used primarily to purchase investment-grade fixed securities, equity securities, and equipment which accounted for the majority of the investing activities. Operating cash flows were also used to pay $4.5 million of dividends to stockholders in the first three months of 1996. For the same period in 1995, the funds generated from the operating activities were used to pay dividends to stockholders of $3.4 million.

Item 2. Management's  Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of March 31, 1996, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

The Company's mortgage banking subsidiary, ALLIED Group Mortgage Company (ALLIED Mortgage), has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used by ALLIED Mortgage to finance its mortgage loans held for sale and to purchase mortgage servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At March 31, 1996, short-term borrowings amounted to $23.6 million to be repaid through the subsequent sale of securities inventory and long-term borrowings amounted to $13.5 million to be repaid over the next 9 years. These notes payable are not guaranteed by the Company. In the normal course of its business, ALLIED Mortgage also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

Historically, the Company's insurance subsidiaries have generated sufficient funds from operations to pay their claims. While the property-casualty and excess & surplus lines insurance companies have maintained adequate investment liquidity, they have in the past required additional capital contributions to support premium growth.

A source of cash flows for the holding company is dividend payments from its subsidiaries. During the first three months of 1996, the Company received dividend payments of $3.7 million from the property-casualty subsidiaries and $19,000 from noninsurance subsidiaries. During the same period of 1995, the Company received dividend payments of $2.7 million from the property-casualty subsidiaries and $169,000 from noninsurance subsidiaries. Dividend payments to common stockholders totaled $3.1 million for the three months ended March 31, 1996, up from $1.5 million for the same period in 1995. In the first three quarters of 1996 and 1995, the Company paid dividends of $879,000 on the 6-3/4% Series preferred stock. The Company also paid dividends of $595,000 and $941,000 on the ESOP Series preferred stock in the three months ended March 31, 1996 and 1995, respectively.

On March 6, 1996, the ESOP Trustee elected to convert the ESOP Series to common stock. The conversion was completed on March 7, 1996 (see note 4 of the Notes to Interim Consolidated Financial Statements).

Company contributions plus dividends on the ESOP leveraged common stock are used by the ESOP Trust to service the ESOP obligations. Dividends and payments for the employee lease fees from its subsidiaries are used by the Company to fund the amounts. In connection with its guarantee of ESOP obligations, the Company is required to maintain minimum stockholders' equity and to comply with certain other financial covenants.

                                     PART II



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)

     3.1       Restated  Articles of  Incorporation  of the Company as of May 1,
               1996.

     10.33 Second Amendment to the Term Credit Agreement and Guaranty, dated March 6, 1996

     11        Statement re Computation of Per Share Earnings.

     27        Financial Data Schedule






     (b) The Company filed two reports on Form 8-K during the first quarter ended March 31, 1996.

                                          Financial
               Items Reported            Statements              Dated Filed
               --------------            ----------             -------------

               Item 5 - Other               None                March 6, 1996

               Item 5 - Other               None                March 7, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALLIED Group, Inc.
                                                      (Registrant)



Date:  May 3, 1996                            /s/        Jamie H. Shaffer
                                        ---------------------------------------
                                        Jamie H. Shaffer, President (Financial)
                                                     and Treasurer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER        ITEM                                                         PAGE


3.1           Restated Articles of Incorporation of the Company             18
              as of May 1, 1996

10.33         Second Amendment to the Term Credit Agreement and             32
              Guaranty, dated March 6, 1996

11            Statement re Computation of Per Share Earnings                33

27            Financial Data Schedule                                       34