Form 10-Q
period 1996-06-30
ALLIED GROUP INC
filed 1996-08-05
CIK 774624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996:

                       13,563,182 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                             June 30,        December 31,
                                                                               1996              1995
                                                                           ------------      ------------
                                                                                   (in thousands)
Assets

   Investments

     Fixed maturities - available for sale at fair value
      (amortized cost $742,947 and $726,726)                               $    750,506      $    754,547

     Equity securities at fair value (cost $12,350 and $7,527)                   13,394             7,948

     Short-term investments at cost (note 2)                                      7,382             9,802

     Other investments at equity                                                     10                 2
                                                                           ------------      ------------

       Total investments                                                        771,292           772,299


   Cash                                                                           1,849             1,465

   Accrued investment income                                                     10,666            10,467

   Accounts receivable                                                           83,059            76,118

   Current income taxes recoverable                                               6,559             1,330

   Reinsurance receivables for losses and loss adjusting expenses                21,151            19,293

   Mortgage loans held for sale (note 3)                                         13,411            13,673

   Deferred policy acquisition costs                                             44,165            41,688

   Prepaid reinsurance premiums                                                   6,930             6,784

   Mortgage servicing rights                                                     35,071            35,705

   Deferred income taxes                                                          3,049               ---

   Other assets                                                                  36,570            31,776
                                                                           ------------      ------------

       Total assets                                                        $  1,033,772      $  1,010,598
                                                                           ============      ============









      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                             June 30,        December 31,
                                                                               1996              1995
                                                                           ------------      ------------
                                                                                   (in thousands)
Liabilities

   Losses and loss adjusting expenses                                      $    350,154      $    341,864

   Unearned premiums                                                            207,558           196,461

   Outstanding drafts                                                            18,773            13,708

   Indebtedness to affiliates                                                     2,114             1,019

   Notes payable to nonaffiliates (note 3)                                       41,179            35,965

   Notes payable to affiliates (note 2)                                           5,450             3,500

   Guarantee of ESOP obligations                                                 26,120            26,270

   Deferred income taxes                                                            ---             2,854

   Other liabilities                                                             34,112            37,371
                                                                           ------------      ------------

       Total liabilities                                                        685,460           659,012
                                                                           ------------      ------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized 7,500 shares

     6-3/4% Series, 1,827 shares issued and outstanding                          37,813            37,813

     ESOP Series, issued and outstanding 2,993 shares in 1995 (note 4)              ---            45,835

   Common stock, no par value, $1 stated value, authorized 40,000 shares, issued and outstanding 13,813 shares in 1996 and 9,445 shares in
    1995 (notes 4 and 5)                                                         13,813             9,445

   Additional paid-in capital                                                   140,840           104,596

   Retained earnings                                                            173,048           159,470

   Unrealized appreciation of investments (net of deferred
    income tax expense of $3,028 in 1996 and $9,907 in 1995)                      5,575            18,335

   Unearned compensation related to ESOP                                        (22,777)          (23,908)
                                                                           ------------      ------------

       Total stockholders' equity                                               348,312           351,586
                                                                           ------------      ------------

         Total liabilities and stockholders' equity                        $  1,033,772      $  1,010,598
                                                                           ============      ============



      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                        Consolidated Statements of Income

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                     -------------------------    -------------------------
                                                        1996           1995          1996           1995
                                                     ----------    -----------    -----------    ----------
                                                              (in thousands, except per share data)
Revenues

   Earned premiums                                   $  121,114    $   111,583    $   239,984    $  221,064

   Investment income                                     12,044         11,664         24,163        22,939

   Realized investment gains                                 31            248             39           263

   Other income (note 2)                                 13,396         11,191         25,734        22,696
                                                     ----------    -----------    -----------    ----------

                                                        146,585        134,686        289,920       266,962
                                                     ----------    -----------    -----------    ----------

Losses and expenses

   Losses and loss adjusting expenses                    95,056         77,547        176,038       151,979

   Amortization of deferred policy
    acquisition costs                                    26,663         24,496         52,825        48,628

   Other underwriting expenses                            3,653          5,693          9,867        11,965

   Other expenses                                        10,070          8,558         20,096        18,292

   Interest expense                                         602            478            769           924
                                                     ----------    -----------    -----------    ----------

                                                        136,044        116,772        259,595       231,788
                                                     ----------    -----------    -----------    ----------

Income before income taxes                               10,541         17,914         30,325        35,174
                                                     ----------    -----------    -----------    ----------


Income taxes

   Current                                                2,917          6,259          7,906        11,640

   Deferred                                                  76         (1,101)           923        (1,606)
                                                     ----------    -----------    -----------    ----------

                                                          2,993          5,158          8,829        10,034
                                                     ----------    -----------    -----------    ----------

Net income                                           $    7,548    $    12,756    $    21,496    $   25,140
                                                     ==========    ===========    ===========    ==========


Net income applicable to common stock                $    6,669    $    10,947    $    19,143    $   21,511
                                                     ==========    ===========    ===========    ==========


Earnings per share

   Primary                                           $      .48    $      1.19    $      1.56    $     2.36
                                                     ==========    ===========    ===========    ==========


   Fully diluted                                     $      .48    $       .86    $      1.42    $     1.69
                                                     ==========    ===========    ===========    ==========



      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  1996             1995
                                                                               ----------       ----------
                                                                                      (in thousands)
Cash flows from operating activities
   Net income                                                                  $   21,496       $   25,140
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Losses and loss adjusting expenses                                             8,290           12,813
     Unearned premiums, net                                                        10,951           10,544
     Deferred policy acquisition costs                                             (2,477)          (2,259)
     Accounts receivable, net                                                      (8,799)          (7,421)
     Depreciation and amortization                                                  5,150            4,151
     Realized investment gains                                                        (39)            (263)
     Mortgage loans held for sale, net                                             (1,924)          (1,062)
     Indebtedness with affiliates                                                   1,095              (38)
     Accrued investment income                                                       (199)             519
     Other assets                                                                  (4,024)             (71)
     Cost of ESOP shares allocated                                                  1,131              875
     Income taxes
       Current                                                                     (5,229)            (446)
       Deferred                                                                       923           (1,606)
     Other, net                                                                     2,877            1,022
                                                                               ----------       ----------

         Net cash provided by operating activities                                 29,222           41,898
                                                                               ----------       ----------

Cash flows from investing activities
   Purchase of fixed maturities - available for sale                              (97,278)         (86,746)
   Purchase of equity securities                                                   (5,304)            (189)
   Purchase of equipment                                                           (5,998)          (4,572)
   Sale of fixed maturities - available for sale                                   16,829           28,868
   Maturities, calls, and principal reductions of fixed maturities                 63,687           21,319
   Sale of equity securities                                                          520               66
   Short-term investments, net                                                      2,419            1,007
   Sale of equipment                                                                   78              106
                                                                               ----------       ----------

         Net cash used in investing activities                                    (25,047)         (40,141)
                                                                               ----------       ----------

Cash flows from financing activities
   Notes payable to nonaffiliates, net                                              7,400              875
   Notes payable to affiliates, net                                                 1,950            1,460
   Issuance of common stock                                                         1,156            2,365
   Repurchase of common stock                                                      (6,379)             ---
   Dividends paid to stockholders, net of income tax benefit                       (7,918)          (6,313)
                                                                               ----------       ----------

         Net cash used in financing activities                                     (3,791)          (1,613)
                                                                               ----------       ----------

Net increase in cash                                                                  384              144
   Cash at beginning of year                                                        1,465            1,541
                                                                               ----------       ----------

   Cash at end of quarter                                                      $    1,849       $    1,685
                                                                               ==========       ==========


      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements include the accounts of ALLIED Group, Inc. and its subsidiaries (collectively, the Company) on a consolidated basis. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are in the opinion of management necessary for fair presentation of the results for the interim periods. All such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated and certain amounts have been reclassified to conform to current-period presentation. The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the ALLIED Group, Inc. 1995 Annual Report to Stockholders.

At June 30, 1996, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 26.4% of the outstanding voting stock of the Company. ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.2% of the voting stock of the Company.

(2) Transactions with Affiliates

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to its subsidiaries and ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. The Company received revenues of $1.4 million and $1.3 million for employees leased to affiliates for the six months ended June 30, 1996 and 1995, respectively, which are included in other income.

A subsidiary of the Company provides data processing and other services for ALLIED Mutual and its subsidiaries. Included in other income are revenues of $645,000 and $1.1 million relating to services performed for ALLIED Mutual and subsidiaries for the first half of 1996 and 1995, respectively.

ALLIED Mutual participates with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement that covers the property-casualty segment's share of pooled losses up to $5 million in excess of $5 million. ALLIED Mutual's and the reinsurance company's participation in such agreement are 90% and 10%, respectively. Premiums paid by the property-casualty segment to ALLIED Mutual were $1.8 million and $1.2 million in the first six months of 1996 and 1995, respectively. There were recoveries from ALLIED Mutual under the agreement of $3 million and $1.6 million in the first half of 1996 and 1995, respectively.

The Company and its affiliates deposit their excess cash into a short-term investment fund. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly owned subsidiary of ALLIED Mutual, is the fund administrator. At June 30, 1996, the Company had $3.5 million invested in the fund and had several unsecured notes payable to the fund totaling $5.5 million. The interest rates on the borrowings range from 5.5% to 8.5%.

Interest income from affiliates of $219,000 and $174,000 in the first half of 1996 and 1995, respectively. Interest expense with affiliates was $111,000 and $59,000 in the first six months of 1996 and 1995, respectively.

(3) Notes Payable to Nonaffiliates

At June 30, 1996, ALLIED Group Mortgage Company (ALLIED Mortgage) had borrowed $20.3 million under the terms of three separate mortgage loan warehousing agreements with different commercial banks. Under the terms of the agreements, ALLIED Mortgage can borrow up to the lesser of $67 million or 98% of the mortgage credit borrowing base. The outstanding borrowings of ALLIED Mortgage were secured by $13.4 million of pledged mortgage loans held for sale, mortgage servicing rights on loans with a principal balance of $2.9 billion, and foreclosure loans. Interest rates applicable to ALLIED Mortgage's borrowing arrangements vary with the level of investable deposits maintained at the respective commercial banks.

ALLIED Mortgage had $13.5 million of 8.4% senior secured notes outstanding as of June 30, 1996. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1.5 million each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $3 million committed credit facility through a line of credit agreement with AMCO Insurance Company (AMCO) that expires March 1997. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks, which was 5.5% at June 30, 1996. There was an outstanding balance of $3 million at June 30, 1996. AMCO also had $4.4 million outstanding at the end of the second quarter on an uncommitted basis. Borrowings with the Federal Home Loan Bank of Des Moines were secured by United States Government securities with a carrying value of $10.5 million at June 30, 1996.

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

(5) Common Stock

As of June 30, 1996, the Company had repurchased 164,500 shares of common stock on the open market at an average price per share of $38.78. The plan to repurchase 250,000 shares of common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 was approved by the Board of Directors on December 14, 1994. The actual number of shares to be repurchased is dependent upon market condition and may be terminated at the Company's discretion (note
7).

(6) Segment Information

The Company's operations include two major segments: property-casualty and excess & surplus lines. Their principal products, services, and effect on revenues, income before income taxes, and assets are identified by segment.

   Property-casualty--Predominantly private passenger automobile, homeowners, and small commercial lines of insurance.

   Excess & surplus lines--Primarily commercial casualty and commercial property lines of insurance coverage that standard insurers are unable or unwilling to provide.

   Eliminations and other--Eliminations between segments plus other noninsurance operations not reported as segments (including investment services, data processing, and employee lease fees from affiliates).


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               1996               1995
                                                                          --------------     --------------
                                                                                    (in thousands)
Revenues (1)
   Property-casualty                                                      $      249,960     $      229,603
   Excess & surplus lines                                                         17,443             16,954
   Eliminations and other                                                         22,517             20,405
                                                                          --------------     --------------
        Total                                                             $      289,920     $      266,962
                                                                          ==============     ==============

Income before income taxes (1)
   Property-casualty                                                      $       25,094     $       32,365
   Excess & surplus lines                                                          3,578              1,620
   Eliminations and other                                                          1,653              1,189
                                                                          --------------     --------------
        Total                                                             $       30,325     $       35,174
                                                                          ==============     ==============

                                                                             June 30,         December 31,
                                                                               1996               1995
                                                                          --------------     --------------
                                                                                    (in thousands)
Assets
   Property-casualty                                                      $      869,942     $      847,401
   Excess & surplus lines                                                        123,028            122,200
   Eliminations and other                                                         40,802             40,997
                                                                          --------------     --------------
        Total                                                             $    1,033,772     $    1,010,598
                                                                          ==============     ==============

(1)    Including realized investment gains or losses.

(7)  Subsequent Event

Subsequent to the quarter ended June 30, 1996, the Company repurchased the remaining 85,500 shares of common stock allowable under the December 14, 1994 stock repurchase plan. On July 15, 1996, the Company completed the repurchase and cancellation of 250,000 shares of its own common stock on the open market at an average price per share of $38.37.

On July 16, 1996, the Company's Board of Directors approved a plan to repurchase an additional 250,000 shares of the Company's common stock on the open market pursuant to Rule 10b-18. The actual number of shares repurchased is dependent upon market conditions, and the plan may be terminated at the Company's discretion. The Company has no present intention to cause its shares to be delisted or deregistered as a result of this repurchase program.

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

ALLIED Group, Inc., a regional insurance holding company, and its subsidiaries (collectively, the Company) operate exclusively in the United States and primarily in the central and western states. The Company's largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. Property-casualty insurance was the most significant segment, accounting for 86.2% of consolidated revenues for the six months ended June 30, 1996.

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

Results of Operations

Consolidated revenues for the six months ended June 30, 1996 were $289.9 million, up 8.6% over the $267 million reported for the first half of 1995. For the second quarter only, consolidated revenues increased 8.8% over the second quarter in 1995. The increase occurred primarily because of the growth in earned premiums for the three and six months ended June 30, 1996.

Income before income taxes for the first half of 1996 was down to $30.3 million from $35.2 million for the same period in 1995. For the second quarter only, income before income taxes was down 41.2% to $10.5 million from $17.9 million for the same quarter in 1995 due to higher wind and hail losses experienced by the property-casualty segment in the second quarter. Wind and hail losses were up 45.9% for the first half of 1996 compared to the same period in 1995.

Net income was down 14.5% to $21.5 million, bringing fully diluted earnings per share to $1.42 for the six months ended June 30, 1996, from $25.1 million ($1.69 per share) for the corresponding period in 1995. Fully diluted earnings per share before net realized gains were $1.42 for the first six months of 1996 compared with $1.68 for the same period of 1995. For the three months ended June 30, 1996 and 1995, fully diluted earnings before net realized gains were $0.48 and $0.85, respectively.

Book value per share at June 30, 1996 was $24.13 down from $24.23 at December 31, 1995. The decline in book value was primarily the result of the recent upward trend in interest rates and from the higher wind and hail losses experienced in the second quarter of 1996. At June 30, 1996, the fair value of investments in fixed maturities were $7.6 million above amortized cost compared to $27.8 million above amortized cost at December 31, 1995. If the effect of reporting fixed maturity investments at market were excluded, the book value at June 30, 1996 was $23.77 compared to $22.94 at December 31, 1995.

     Property-casualty

Revenues for the property-casualty segment increased to $250 million from $229.6 million for the six months ended June 30, 1996 and 1995, respectively. For the second quarter only, revenues increased to $126.1 million from $115.8 million for the same quarter in 1995. Direct earned premiums for the segment were $237.9 million for the first half of 1996 compared with $210.2 million one year earlier. Earned premiums increased 9% for the first six months of 1996 to $225.6 million from $206.9 million; earned premiums for the second quarter only increased 9.3% to $113.9 million from $104.2 million for the same quarter in 1995. The increase resulted primarily from growth in insurance exposure.

Investment income for the first six months of 1996 was $20.6 million compared to $19 million for the same period in 1995. The pretax yield on invested assets was 6.3% and 6.5% for the six months ended June 30, 1996 and 1995, respectively. Realized investment gains were $36,000 compared with $268,000 in the first half of 1995. Other income for the first six months of 1996 increased to $3.8 million from $3.4 million for the same period in 1995.

Pooled net written premiums (including ALLIED Mutual) totaled $372.1 million, a 9.6% increase over production in the first six months of 1995. For the second quarter only, pooled net written premiums increased 12.1% to $200.5 million from $178.9 million for the same quarter in 1995. The average premium per policy for personal lines was up 3.8% from the first six months of 1995 to $597 while the policy count grew 6.9%. The average premium per policy for commercial lines excluding crop-hail increased slightly from the first half of 1995 to $1,084 and the policy count was up 5.6%. Earned premiums for the property-casualty segment were 66.5% personal lines and 33.5% commercial lines in the first half of 1996. The business mix for the first six months of 1995 was 65.6% personal lines and 34.4% commercial lines.

Income before income taxes decreased to $25.1 million from $32.4 million in the first half of 1995 primarily due to increased losses and loss adjusting expenses. For the three months ended June 30, 1996, income before income taxes was down to $7.6 million compared to $16.3 million in the same period in 1995. Losses and loss adjusting expenses increased 26% and 18% for the three and six months, respectively, ended June 30, 1996 compared to the same periods in 1995.

The statutory combined ratio (after policyholder dividends) for the first half of 1996 was 99.4 compared to 94.6 reported in the first half of 1995; for the second quarter of 1996 and 1995 the ratio was 103.7 and 94.2, respectively. The change in the combined ratio was primarily attributed to a 5.6- and 10.6-point increase in the six and three month loss and loss adjusting expense ratio, respectively. Wind and hail losses for the first six months of 1996 increased to $23.7 million from $16.2 million for the same period of 1995. The impact of wind and hail losses on the combined ratio was 10.5 points and 7.8 points for the six months ended June 30, 1996 and 1995, respectively. The underwriting gain (on a generally accepted accounting principles basis) was $706,000 compared with a gain of $9.7 million for the first half of 1995. On a fully diluted basis, the impact of wind and hail losses on the results of operations was $1.10 per share versus $0.76 per share in the first six months of 1995.

The following table presents the property-casualty's statutory combined ratio by line of business for the six months ended June 30, 1996 and 1995:

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                 -----------------------      -----------------------
                                                    1996         1995            1996         1995
                                                   ------       ------          ------       ------
         Personal automobile                         98.5         94.7            98.4         94.4
         Homeowners                                 126.3        104.6           111.6        104.1

           Personal lines                           105.7         97.2           101.8         96.8

         Commercial automobile                      102.5         88.9           101.5         93.3
         Workers' compensation                       76.0         61.9            72.5         70.0
         Other property/liability                   106.6         98.2            99.9         97.2
         Other lines                                 43.7         47.5            50.3         50.8

           Commercial lines                          99.8         88.5            94.8         90.2

             Total                                  103.7         94.2            99.4         94.6






The personal auto statutory combined ratio increased to 98.4 for the first half of 1996 from 94.4 for the same period in 1995. The increase was primarily due to a 4.6-point deterioration in the loss and loss adjusting expense ratio. The statutory combined ratio for the homeowners line was 111.6 for the first six months of 1996 compared with 104.1 for the same period of 1995. The increase was primarily due to a 8.6-point deterioration in the loss and loss adjusting expense ratio. The impact of wind and hail losses on the combined ratio for the homeowners line increased to 29.9-points from 26.3-points for the first six months of 1995. Overall, the personal lines statutory combined ratio increased to 101.8 in the first half of 1996 from 96.8 in the same period of 1995. The statutory combined ratio for commercial lines increased to 94.8 in the first six months of 1996 from 90.2 for the first half of 1995. The deterioration of personal and commercial lines combined ratio was primarily attributable to higher loss and loss adjusting expenses due to wind and hail.

     Excess & Surplus Lines

Earned premiums increased to $14.4 million for the first half of 1996 from $14.1 million for the first six months of 1995. For the quarter only, earned premiums decreased 1.7% to $7.2 million from $7.4 million for the same period in 1995. Net written premiums decreased 5.8% to $14.6 million for the six months ended June 30, 1996 from $15.5 million through June 30, 1995. The decrease in net written premium is attributed to the soft market that the segment operates in and management's decision not to sacrifice underwriting results for premium growth. Direct earned premiums increased slightly to $18.1 million for the six months ended June 30, 1996 from $17.9 million for the same period in 1995. For the six month periods ended June 30, 1996 and 1995, the segment's book of business was comprised of 2.4% personal lines and 97.6% commercial lines.

The statutory combined ratio (after policyholder dividends) was 96.3, which produced an underwriting gain (on a generally accepted accounting principles basis) of $547,000 for the first half of 1996. The combined ratio of 107.3 for the first six months of 1995 resulted in an underwriting loss of $1.2 million. The combined ratio decreased primarily because of a 10.8-point decrease in the loss and loss adjusting expense ratio in the first six months of 1996. The decrease in the loss and loss adjusting expense ratio was primarily due to improved loss development in the first half of 1996 over the same period last year.

Income before income taxes for the six months ended June 30, 1996 increased 120.8% to $3.6 million from $1.6 million; for the quarter ended June 30, 1996, income before income taxes increased to $1.8 million from $539,000 for the same quarter in 1995. The segment had no realized gains for the first half of 1996. Realized investment gains were $2,000 for the first six months in 1995. Investment income for the first six months of 1996 increased 7.3% to $3 million from $2.8 million for the same period in 1995. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was down to 6.3% compared to 6.8% in the first six months of 1995. Invested assets decreased slightly to $96.3 million at June 30, 1996 from year-end 1995. If the effect of unrealized appreciation is taken into account, invested assets increased 2.3% over year-end 1995.

     Noninsurance Operations

Revenues for the noninsurance operations (including investment services, data processing, and employee lease fees from affiliates) decreased 4% for the first half of 1996 to $73.4 million from $76.5 million for the same period last year. Income before income taxes was $1.7 million for the first half of 1996 compared to $1.2 million for the six months ended June 30, 1995. For the second quarter only, income before income taxes increased 3.8% to $1.1 million from $1 million for the quarter ended June 30, 1995.

Revenues for investment services in the first six months of 1996 increased to $9 million from $8.5 million for the same period in 1995. Income before income taxes increased 25.8% to $2.5 million from $2 million for the first half of 1995. The servicing portfolio was $2.9 billion at June 30, 1996 and $3 billion at December 31, 1995.

     Investments and Investment Income

The investment policy for the Company's insurance segments requires that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stock is to be comprised primarily of issues rated at least A3/A- by Standard and Poor's Corporation or Moody's. The Company's investment portfolio consisted almost entirely of fixed income securities; 98.3% were rated investment grade or higher at June 30, 1996. The investment portfolio contained no real estate or mortgage loans at June 30, 1996.

Invested assets were down slightly to $771.3 million from $772.3 million at year-end 1995. The decrease in invested assets reflects the $20.3 million decline in the market value of fixed maturity investments caused by rising interest rates. Six-month consolidated investment income increased 5.3% to $24.2 million from $22.9 million through June 30, 1995. The Company's pretax rate of return on invested assets was down to 6.3% from last year's 6.7%.

     Income Taxes

The Company's year-to-date effective income tax rate unchanged at 29.1% at June 30, 1996 compared to year-end 1995. The income tax expense for the first half of 1996 was down to $8.8 million from $10 million for the same period in 1995. The decrease was due to lower operating income.

New Accounting Standard

In June of 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This
statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for fiscal years beginning after December 31, 1996. The Company will adopt SFAS 125 on January 1, 1997 and has determined that the implementation will not have a material effect on its financial statements.

Regulations

California was the source of approximately 25% of the pool's direct written premiums for the past ten years. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line of business exceeded 10%. Management of the Company continues to believe that the insurance subsidiaries will not be liable for any material rollback of premiums.

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

In the first six months of 1996, operating activities generated cash flows of $29.2 million; in the first half of 1995, the total was $41.9 million. For both years, the primary source of funds was premium growth in the Company's property-casualty insurance operations.

Funds generated from the operating activities for the first half of 1996 and 1995 were used primarily to purchase investment-grade fixed securities, equity securities, and equipment which accounted for the majority of the investing activities. Operating cash flows were also used to pay $8.5 million of dividends to stockholders and to repurchase $6.4 million of common stock in the first six months of 1996. For the same period in 1995, the funds generated from the operating activities were used to pay dividends to stockholders of $6.7 million.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of June 30, 1996, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

The Company's mortgage banking subsidiary, ALLIED Group Mortgage Company (ALLIED Mortgage), has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used by ALLIED Mortgage to finance its mortgage loans held for sale and to purchase mortgage servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At June 30, 1996, short-term borrowings amounted to $20.3 million to be repaid through the subsequent sale of securities inventory and long-term borrowings amounted to $13.5 million to be repaid over the next 9 years. These notes payable are not guaranteed by the

Company. In the normal course of its business, ALLIED Mortgage also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

Historically, the Company's insurance subsidiaries have generated sufficient funds from operations to pay their claims. While the property-casualty and excess & surplus lines insurance companies have maintained adequate investment liquidity, they have in the past required additional capital contributions to support premium growth.

A source of cash flows for the holding company is dividend payments from its subsidiaries. During the first six months of 1996, the Company received dividend payments of $7.5 million from the property-casualty subsidiaries and $38,000 from noninsurance subsidiaries. During the same period of 1995, the Company received dividend payments of $5.5 million from the property-casualty subsidiaries and $313,000 from noninsurance subsidiaries. Dividend payments to common stockholders totaled $6.1 million for the six months ended June 30, 1996, up from $3.1 million for the same period in 1995. In the first half of 1996 and 1995, the Company paid dividends of $1.8 million on the 6-3/4% Series preferred stock. The Company also paid dividends of $595,000 and $1.9 million on the ESOP Series preferred stock (ESOP Series) in the six months ended June 30, 1996 and 1995, respectively.

On March 6, 1996, the ESOP Trustee elected to convert the ESOP Series to common stock. The conversion was completed on March 7, 1996 (see note 4 of the Notes to Interim Consolidated Financial Statements).

Subsequent to June 30, 1996, the Company completed the repurchase and cancellation of 250,000 of its own common stock pursuant to the repurchase plan approved by the Board of Directors on December 14, 1996. The plan was completed on July 15, 1996 at an average cost per share of $38.37. On July 16, 1996, the Board of Directors approved a plan to repurchase an additional 250,000 shares of the Company's common stock on the open market (see note 7 of the Notes to Interim Financial Statements).

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

                                     PART II


Item 4.          Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Stockholders was held on May 1, 1996.

             (b) John E. Evans,  William E.  Timmons,  and Donald S. Willis were elected to serve as directors of the Company for a term of three years which expires in 1999. Current directors whose terms expire in 1997 are Harold S. Carpenter, Charles I. Colby, and Harold S. Evans. Current directors whose terms expire in 1998 are James W. Callison, Richard O. Jacobson, and John P. Taylor.

             (c) With respect to the voting on the election of directors:

                                                      For         Withheld
                    John E. Evans                 15,442,297       137,006
                    William E. Timmons            15,422,101       157,202
                    Donald S. Willis              15,422,023       157,280


Item 6.          Exhibits and Reports on Form 8-K


             (a) 11  Statement re Computation of Per Share Earnings.

                 27  Financial Data Schedule


             (b) The  Company  filed no  reports  on Form 8-K  during the second quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALLIED Group, Inc.
                                                       (Registrant)


Date:  August 5, 1996                         /s/        Jamie H. Shaffer
                                         ---------------------------------------
                                         Jamie H. Shaffer, President (Financial)
                                                     and Treasurer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER           ITEM                                                      PAGE



11             Statement re Computation of Per Share Earnings               19

27             Financial Data Schedule                                      20