Form 10-Q
period 1996-09-30
ALLIED GROUP INC
filed 1996-11-06
CIK 774624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996:

                       13,556,491 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                              ALLIED Group, Inc. and Subsidiaries
                                  Consolidated Balance Sheets

                                                                           September 30,      December 31,
                                                                               1996              1995
                                                                           -------------      ------------
                                                                                    (in thousands)
Assets

   Investments

     Fixed maturities at fair value (amortized cost $753,259
       in 1996 and $726,726 in 1995)                                       $    764,157       $    754,547

     Equity securities at fair value
       (cost $14,838 in 1996 and $7,527 in 1995)                                 16,315              7,948

     Short-term investments at cost (note 2)                                     10,097              9,802

     Other investments at equity                                                     10                  2
                                                                           ------------       ------------

       Total investments                                                        790,579            772,299


   Cash                                                                           1,551              1,465

   Accrued investment income                                                     10,963             10,467

   Accounts receivable                                                           84,949             76,118

   Current income taxes recoverable                                               1,353              1,330

   Reinsurance receivables for losses and loss adjusting expenses                18,066             19,293

   Mortgage loans held for sale (note 3)                                         13,959             13,673

   Deferred policy acquisition costs                                             46,523             41,688

   Prepaid reinsurance premiums                                                   7,525              6,784

   Mortgage servicing rights                                                     34,043             35,705

   Deferred income taxes                                                          1,472                ---

   Other assets                                                                  35,201             31,776
                                                                           ------------       ------------

       Total assets                                                        $  1,046,184       $  1,010,598
                                                                           ============       ============






      See accompanying Notes to Interim Consolidated Financial Statements.

                              ALLIED Group, Inc. and Subsidiaries
                                  Consolidated Balance Sheets


                                                                           September 30,      December 31,
                                                                               1996               1995
                                                                           -------------      ------------
                                                                                    (in thousands)
Liabilities

   Losses and loss adjusting expenses                                      $    355,307       $    341,864

   Unearned premiums                                                            219,746            196,461

   Outstanding drafts                                                            16,416             13,708

   Indebtedness to affiliates                                                     2,844              1,019

   Notes payable to nonaffiliates (note 3)                                       33,202             35,965

   Notes payable to affiliates (note 2)                                           2,955              3,500

   Guarantee of ESOP obligations                                                 26,120             26,270

   Deferred income taxes                                                            ---              2,854

   Other liabilities                                                             37,114             37,371
                                                                           ------------       ------------
       Total liabilities                                                        693,704            659,012
                                                                           ------------       ------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized 7,500 shares

     6-3/4% Series, 1,827 shares issued and outstanding                          37,812             37,813

     ESOP Series, issued and outstanding 2,993 shares in 1995 (note 4)              ---             45,835

   Common stock, no par value, $1 stated value, authorized 40,000 shares, issued and outstanding 13,553 shares in 1996 and 9,445
     shares in 1995 (notes 4 and 5)                                              13,553              9,445

   Additional paid-in capital                                                   131,437            104,596

   Retained earnings                                                            183,864            159,470

   Unrealized appreciation of investments (net of deferred
     income tax expense of $4,362 in 1996 and $9,907 in 1995)                     8,013             18,335

   Unearned compensation related to ESOP                                        (22,199)           (23,908)
                                                                           ------------       ------------

       Total stockholders' equity                                               352,480            351,586
                                                                           ------------       ------------

         Total liabilities and stockholders' equity                        $  1,046,184       $  1,010,598
                                                                           ============       ============



      See accompanying Notes to Interim Consolidated Financial Statements.

                             ALLIED Group, Inc. and Subsidiaries
                              Consolidated Statements of Income


                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                     -------------------------    -------------------------
                                                        1996          1995           1996          1995
                                                     -----------   -----------    -----------   -----------
                                                             (in thousands, except per share data)
Revenues

   Earned premiums                                   $   124,246   $   115,768    $   364,229   $   336,832

   Investment income                                      12,444        12,396         36,608        35,335

   Realized investment gains (losses)                         26           (24)            65           238

   Other income (note 2)                                  14,003        12,019         39,737        34,716
                                                     -----------   -----------    -----------   -----------

                                                         150,719       140,159        440,639       407,121
                                                     -----------   -----------    -----------   -----------
Losses and expenses

   Losses and loss adjusting expenses                     89,279        82,400        265,317       234,378

   Amortization of deferred policy
     acquisition costs                                    27,063        25,445         79,888        74,073

   Other underwriting expenses                             4,359         3,668         14,226        15,633

   Other expenses                                          9,356         9,380         29,451        27,672

   Interest expense                                          381           250          1,151         1,175
                                                     -----------   -----------    -----------   -----------

                                                         130,438       121,143        390,033       352,931
                                                     -----------   -----------    -----------   -----------

Income before income taxes                                20,281        19,016         50,606        54,190
                                                     -----------   -----------    -----------   -----------


Income taxes

   Current                                                 5,579         4,968         13,485        16,608

   Deferred                                                  243           643          1,166          (964)
                                                     -----------   -----------    -----------   -----------

                                                           5,822         5,611         14,651        15,644
                                                     -----------   -----------    -----------   -----------

Net income                                           $    14,459   $    13,405    $    35,955    $   38,546
                                                     ===========   ===========    ===========    ==========

Net income applicable to common stock                $    13,580   $    11,604    $    32,724    $   33,115
                                                     ===========   ===========    ===========    ==========

Earnings per share

   Primary                                           $      1.00   $      1.25    $      2.57    $     3.62
                                                     ===========   ===========    ===========    ==========

   Fully diluted                                     $      1.00   $       .90    $      2.41    $     2.59
                                                     ===========   ===========    ===========    ==========



      See accompanying Notes to Interim Consolidated Financial Statements.

                             ALLIED Group, Inc. and Subsidiaries
                            Consolidated Statements of Cash Flows



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               ---------------------------
                                                                                  1996             1995
                                                                               ----------       ----------
                                                                                      (in thousands)
Cash flows from operating activities
   Net  income                                                                 $   35,955       $   38,546
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Realized investment gains                                                        (65)            (238)
     Depreciation and amortization                                                  8,037            6,808
     Indebtedness with affiliates                                                   1,825              (75)
     Accounts receivable, net                                                      (7,604)          (8,750)
     Accrued investment income                                                       (496)            (643)
     Deferred policy acquisition costs                                             (4,835)          (3,646)
     Mortgage loans held for sale, net                                             (4,859)            (372)
     Other assets                                                                  (2,837)          (2,933)
     Losses and loss adjusting expenses                                            13,443           19,049
     Unearned premiums, net                                                        22,544           16,886
     Cost of ESOP shares allocated                                                  1,709            1,589
     Income taxes
       Current                                                                        (23)            (398)
       Deferred                                                                     1,166             (964)
     Other, net                                                                     3,576            4,294
                                                                               ----------       ----------
         Net cash provided by operating activities                                 67,536           69,153
                                                                               ----------       ----------

Cash flows from investing activities
   Purchase of fixed maturities                                                  (173,170)        (119,215)
   Purchase of equity securities                                                   (7,824)            (260)
   Purchase of equipment                                                           (7,079)          (5,714)
   Sale of fixed maturities                                                        64,168           32,323
   Maturities, calls, and principal reductions of fixed maturities                 81,263           36,860
   Sale of equity securities                                                          554              239
   Short-term investments, net                                                       (295)         (18,477)
   Sale of equipment                                                                  116              360
                                                                               ----------       ----------

         Net cash used in investing activities                                    (42,267)         (73,884)
                                                                               ----------       ----------

Cash flows from financing activities
   Notes payable to nonaffiliates, net                                              1,810           12,820
   Notes payable to affiliates, net                                                  (545)          (1,460)
   Issuance of common stock                                                         1,638            2,827
   Repurchase of common stock                                                     (16,525)             ---
   Dividends paid to stockholders, net of income tax benefit                      (11,561)          (9,483)
                                                                               ----------       ----------

         Net cash (used in) provided by financing activities                      (25,183)           4,704
                                                                               ----------       ----------

Net increase in cash                                                                   86              (27)
   Cash at beginning of year                                                        1,465            1,541
                                                                               ----------       ----------

   Cash at end of quarter                                                      $    1,551       $    1,514
                                                                               ==========       ==========

      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The accompanying interim financial statements include the accounts of ALLIED Group, Inc. and its subsidiaries (collectively, the Company) on a consolidated basis. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are in the opinion of management necessary for fair presentation of the results for the interim periods. All such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated and certain amounts have been reclassified to conform to current-period presentation. The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

At September 30, 1996, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 26.5% of the outstanding voting stock of the Company. ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.5% of the voting stock of the Company.

(2) Transactions with Affiliates

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. For the nine months ended September 30, 1996 and 1995, the Company received revenues of $1.9 million and $1.9 million for employees leased to affiliates, respectively, which are included in other income.

The Company provides data processing and other services for ALLIED Mutual and its subsidiaries. Included in other income are revenues of $1 million and $1.9 million relating to services performed for ALLIED Mutual and subsidiaries for the first nine months of 1996 and 1995, respectively.

ALLIED Mutual participates with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement that covers the property-casualty segment's share of pooled losses up to $5 million in excess of $5 million. ALLIED Mutual's and the reinsurance company's participation in such agreement are 90% and 10%, respectively. Premiums paid by the property-casualty segment to ALLIED Mutual were $2.2 million and $1.7 million in the first nine months of 1996 and 1995, respectively. There were recoveries from ALLIED Mutual under the agreement of $3.3 million and $2.4 million in the first nine months of 1996 and 1995, respectively.

The Company and its affiliates deposit their excess cash into a short-term investment fund. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly owned subsidiary of ALLIED Mutual, is the fund administrator. At September 30, 1996, the Company had $7.9 million invested in the fund and had several unsecured notes payable to the fund totaling $3 million. The interest rate on the borrowings was 8.5%.

Interest income from affiliates of $360,000 and $259,000 in the first nine months of 1996 and 1995, respectively. Interest expense with affiliates was $211,000 and $89,000 in the first nine months of 1996 and 1995, respectively.

(3) Notes Payable to Nonaffiliates

At September 30, 1996, ALLIED Group Mortgage Company (ALLIED Mortgage) had borrowed $19.4 million under the terms of three separate mortgage loan warehousing agreements with different commercial banks. Under the terms of the agreements, ALLIED Mortgage can borrow up to the lesser of $67 million or 98% of the mortgage credit borrowing base. The outstanding borrowings of ALLIED Mortgage were secured by $14 million of pledged mortgage loans held for sale, mortgage servicing rights on loans with a principal balance of $2.8 billion, and foreclosure loans. Interest rates applicable to ALLIED Mortgage's borrowing arrangements vary with the level of investable deposits maintained at the respective commercial banks.

ALLIED Mortgage had $12 million of 8.4% senior secured notes outstanding as of September 30, 1996. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1.5 million each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $3 million committed credit facility through a line of credit agreement with AMCO Insurance Company (AMCO) that expires March 1, 1997. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks, which was 5.5% at September 30, 1996. AMCO had an outstanding balance under this line of credit of $1.8 million at September 30, 1996. Borrowings with the Federal Home Loan Bank of Des Moines were secured by United States Government securities with a carrying value of $10 million at September 30, 1996.

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

(5) Common Stock

During 1996, the Company repurchased 443,000 shares of its common stock on the open market at an average price per share of $37.30. The first 250,000 shares were repurchased under a program approved by the Board of Directors (Board) on December 14, 1994 and completed on July 15, 1996. An additional 193,000 shares were repurchased under a program approved by the Board on July 16, 1996 whereby an additional 250,000 shares of its common stock was authorized to be repurchased pursuant to Rule 10b-18. The actual number of shares to be repurchased is dependent upon market conditions, and the program may be terminated at the Company's discretion.

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


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                               1996               1995
                                                                          --------------     --------------
                                                                                    (in thousands)
Revenues *
   Property-casualty                                                      $      381,715     $      349,251
   Excess & surplus lines                                                         24,423             26,185
   Eliminations and other                                                         34,501             31,685
                                                                          --------------     --------------
        Total                                                             $      440,639     $      407,121
                                                                          ==============     ==============

Income before income taxes *
   Property-casualty                                                      $       41,432     $       47,985
   Excess & surplus lines                                                          5,274              3,368
   Eliminations and other                                                          3,900              2,837
                                                                          --------------     --------------
        Total                                                             $       50,606     $       54,190
                                                                          ==============     ==============

                                                                          September 30,       December 31,
                                                                               1996               1995
                                                                          --------------     --------------
                                                                                    (in thousands)
Assets
   Property-casualty                                                      $      892,448     $      847,401
   Excess & surplus lines                                                        126,351            122,200
   Eliminations and other                                                         27,385             40,997
                                                                          --------------     --------------
        Total                                                             $    1,046,184     $    1,010,598
                                                                          ==============     ==============

*      Including realized investment gains or losses.


(7)  Subsequent Events

At its October meeting, the Board of Directors approved a 3-for-2 stock split to be distributed November 29, 1996 for shareholders of record on November 15 and declared a fourth-quarter dividend of $0.15 on the post-split shares. The split will increase the Company's common shares outstanding to approximately 20.3 million.

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

ALLIED Group, Inc., a regional insurance holding company, and its subsidiaries (collectively, the Company) operate exclusively in the United States and primarily in the central and western states. The Company's largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. Property-casualty insurance was the most significant segment, accounting for 86.6% of consolidated revenues for the nine months ended September 30, 1996.

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

Results of Operations

Consolidated revenues for the nine months ended September 30, 1996 were $440.6 million, up 8.2% over the $407.1 million reported for the first nine months of 1995. For the third quarter only, consolidated revenues increased 7.5% to $150.7 million over the third quarter in 1995. The increase occurred primarily because of the growth in earned premiums and other income for the three and nine months ended September 30, 1996.

Income before income taxes for the nine months of 1996 was down to $50.6 million from $54.2 million for the same period in 1995 due to the higher wind and hail losses experienced in the second quarter and the third quarter. The third quarter only, income before income taxes increased 6.7% to $20.3 million from $19 million for the same quarter in 1995 due primarily to the growth in earned premiums and other income that more than offset the increased losses and loss adjusting expenses. Wind and hail losses were up 43.4% for the first nine months of 1996 compared to the same period in 1995.

Net income was down 6.7% to $36 million, bringing fully diluted earnings per share to $2.41 for the nine months ended September 30, 1996, from $38.5 million ($2.59 per share) for the corresponding period in 1995. Fully diluted earnings per share before net realized gains were $2.41 for the first nine months of 1996 compared with $2.58 for the same period of 1995. For the three months ended September 30, 1996 and 1995, fully diluted earnings before net realized gains were $1.00 and $0.90, respectively.

Book value per share at September 30, 1996 was $24.86 up from $24.23 at December 31, 1995. At September 30, 1996, the fair value of investments in fixed maturities were $10.9 million above amortized cost compared to $27.8 million above amortized cost at December 31, 1995. If the fixed maturity investments were reported at amortized cost, the book value would have been $24.33 at September 30, 1996 compared to $22.94 at December 31, 1995.

     Property-casualty

Pooled net written premiums (including ALLIED Mutual) totaled $576.4 million, a 10.9% increase over production in the first nine months of 1995. For the third quarter only, pooled net written premiums increased 13.4% to $204.3 million from $180.2 million for the same quarter in 1995. The average premium per policy for personal lines was up 4.3% from the first nine months of 1995 to $606 while the policy count grew 8.2%. The average premium per policy for commercial lines excluding crop-hail increased slightly from the first nine months of 1995 to $1,093 and the policy count was up 6.3%. Earned premiums for the property-casualty segment were 66.6% personal lines and 33.4% commercial lines in the first nine months of 1996. The business mix for the first nine months of 1995 was 65.7% personal lines and 34.3% commercial lines.

Revenues for the property-casualty segment increased to $381.7 million from $349.3 million for the nine months ended September 30, 1996 and 1995, respectively. For the third quarter only, revenues increased to $131.8 million from $119.6 million for the same quarter in 1995. Direct earned premiums for the segment were $365.5 million for the first nine months of 1996 compared with $321.1 million one year earlier. Earned premiums increased 9.3% for the first nine months of 1996 to $344.4 million from $315 million; earned premiums for the third quarter only increased 10% to $118.8 million from $108 million for the same quarter in 1995. The increase resulted primarily from growth in insurance exposure.

Investment income for the first nine months of 1996 was $31.4 million compared to $28.9 million for the same period in 1995. The pretax yield on invested assets was 6.3% and 6.5% for the nine months ended September 30, 1996 and 1995, respectively. Realized investment gains were $197,000 compared with $245,000 in the first nine months of 1995. Other income for the first nine months of 1996 increased to $5.7 million from $5.1 million for the same period in 1995.

Income before income taxes decreased to $41.4 million from $48 million in the first nine months of 1995 primarily due to increased losses and loss adjusting expenses. Losses and loss adjusting expenses increased 15.8% for the nine months ended September 30, 1996 compared to the same period in 1995. For the three months ended September 30, 1996, income before income taxes increased to $16.3 million compared to $15.6 million in the same period in 1995. The increase for the quarter was primarily due to the increase in investment income and other income that more than offset the increase in losses and loss adjusting expenses.

The statutory combined ratio (after policyholder dividends) for the first nine months of 1996 was 98.5 compared to 95.2 reported in the first nine months of 1995; for the third quarter of 1996 and 1995 the ratio was 96.8 and 96.5, respectively. The change in the combined ratio was primarily attributed to a 4.1- and 1.1-point increase in the nine and three month loss and loss adjusting expense ratio, respectively. Wind and hail losses for the first nine months of 1996 increased to $35.3 million from $24.6 million for the same period of 1995. The impact of wind and hail losses on the combined ratio was 10.3 points and 7.8 points for the nine months ended September 30, 1996 and 1995, respectively. The GAAP (generally accepted accounting principles) underwriting gain was $4.1 compared with a gain of $13.7 million for the first nine months of 1995. On a fully diluted basis, the impact of wind and hail losses on the results of operations was $1.66 per share versus $1.16 per share in the first nine months of 1995.

The following table presents the property-casualty's statutory combined ratio by line of business for the three and nine months ended September 30, 1996 and 1995:


                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                   -------------------          -------------------
                                                    1996         1995            1996         1995
                                                   ------       ------          ------       ------

         Personal automobile                         97.4         95.9            98.0         94.9
         Homeowners                                 101.8        103.2           108.1        103.8

           Personal lines                            98.6         97.9           100.7         97.2

         Commercial automobile                       92.8         93.6            98.5         93.4
         Workers' compensation                       81.0         81.4            75.1         73.7
         Other property/liability                    97.5         99.2            99.1         97.9
         Other lines                                 40.3         48.8            46.9         50.1

           Commercial lines                          93.4         94.0            94.3         91.5

             Total                                   96.8         96.5            98.5         95.2


The personal auto statutory combined ratio increased to 98.0 for the first nine months of 1996 from 94.9 for the same period in 1995. The increase was primarily due to a 3.8-point deterioration in the loss and loss adjusting expense ratio. The statutory combined ratio for the homeowners line was 108.1 for the first nine months of 1996 compared with 103.8 for the same period of 1995. The increase was primarily due to a 5.5-point deterioration in the loss and loss adjusting expense ratio. The impact of wind and hail losses on the combined ratio for the homeowners line increased to 28.7-points from 25.1-points for the first nine months of 1995. Overall, the personal lines statutory combined ratio increased to 100.7 in the first nine months of 1996 from 97.2 in the same period of 1995. The statutory combined ratio for commercial lines increased to 94.3 in the first nine months of 1996 from 91.5 for the first nine months of 1995. The deterioration of personal and commercial lines combined ratio was primarily attributable to higher losses and loss adjusting expenses due to wind and hail.

     Excess & Surplus Lines

Earned premiums decreased to $19.8 million for the first nine months of 1996 from $21.9 million for the first nine months of 1995. For the quarter only, earned premiums decreased 29.9% to $5.4 million from $7.7 million for the same period in 1995. Net written premiums decreased 12.3% to $20.2 million for the nine months ended September 30, 1996 from $23 million through September 30, 1995. The decrease is due to an increase in reinsurance costs, which were retroactive to the beginning of the year. Direct earned premiums increased slightly to $27.6 million for the nine months ended September 30, 1996 from $27.5 million for the same period in 1995. The stagnant growth is attributed to the soft market that the segment operates in and management's decision not to sacrifice underwriting results for premium growth. For the nine month periods ended September 30, 1996, the segment's book of business was comprised of 2.7% personal lines and 97.3% commercial lines. The business mix for the first nine months of 1995 was 2.3% personal lines and 97.7% commercial lines.

Investment income for the first nine months of 1996 increased 6.3% to $4.6 million from $4.3 million for the same period in 1995. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was down to 6.3% compared to 6.8% in the first nine months of 1995. Invested assets increased to $99.8 million at September 30, 1996 from $96.4 million at year-end 1995.

The statutory combined ratio (after policyholder dividends) was 95.7, which produced a GAAP underwriting gain of $685,000 for the first nine months of 1996. The combined ratio of 103.6 for the first nine months of 1995 resulted in an underwriting loss of $951,000. The combined ratio decreased primarily because of a 9.5-point decrease in the loss and loss adjusting expense ratio in the first nine months of 1996. The decrease in the loss and loss adjusting expense ratio was primarily due to improved loss experience in the first nine months of 1996 over the same period last year.

Due to improved loss experience, income before income taxes for the nine months ended September 30, 1996 increased 56.6% to $5.3 million from $3.4 million. For the quarter ended September 30, 1996 and 1995, income before income taxes was $1.7 million. The segment had realized gains of $2,000 and $3,000 for the first nine months of 1996 and 1995, respectively.

     Noninsurance Operations

Revenues for the noninsurance operations (including investment services, data processing, and employee lease fees from affiliates) decreased 6.2% for the first nine months of 1996 to $108.7 million from $115.9 million for the same period last year. Income before income taxes was $3.9 million for the first nine months of 1996 compared to $2.8 million for the nine months ended September 30, 1995. For the third quarter only, income before income taxes increased to $2.2 million from $1.6 million for the quarter ended September 30, 1995. The servicing portfolio was $2.8 billion at September 30, 1996 and $3 billion at December 31, 1995.

     Investments and Investment Income

The investment policy for the Company's insurance segments requires that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stock is to be comprised primarily of issues rated at least A3/A- by Standard and Poor's Corporation or Moody's. The Company's investment portfolio consisted almost entirely of fixed income securities; 98.4% were rated investment grade or higher at September 30, 1996. The investment portfolio contained no real estate or mortgage loans at September 30, 1996.

Invested assets were up 2.4% to $790.6 million from $772.3 million at year-end 1995. The growth in invested assets was slowed by the $16.9 million decline in the market value of fixed maturity investments caused by rising interest rates. Nine-month consolidated investment income increased 3.6% to $36.6 million from $35.3 million through September 30, 1995. The Company's pretax rate of return on invested assets was down to 6.3% from last year's 6.7%.

     Income Taxes

The Company's year-to-date effective income tax rate decreased slightly to 29% at September 30, 1996 compared to 29.1% year-end 1995. The income tax expense for the first nine months of 1996 was down to $14.7 million from $15.6 million for the same period in 1995. The decrease was due to lower operating income.

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

In the first nine months of 1996, operating activities generated cash flows of $67.5 million; in the first nine months of 1995, the total was $69.2 million. For both years, the primary source of funds was premium growth in the Company's property-casualty insurance operations.

Funds generated from the operating activities for the first nine months of 1996 and 1995 were used primarily to purchase investment-grade fixed maturities, equity securities, and equipment which accounted for the majority of the investing activities. Operating cash flows were also used to pay $12.3 million of dividends to stockholders and to repurchase $16.5 million of common stock in the first nine months of 1996. For the same period in 1995, the funds generated from the operating activities were used to pay dividends to stockholders of $10.1 million.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of September 30, 1996, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

The Company's mortgage banking subsidiary, ALLIED Group Mortgage Company (ALLIED Mortgage), has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used by ALLIED Mortgage to finance its mortgage loans held for sale and to purchase mortgage servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At September 30, 1996, short-term borrowings amounted to $19.4 million to be repaid through the subsequent sale of mortgage loans held for sale and long-term borrowings amounted to $12 million to be repaid over the next 8 years. These notes payable are not guaranteed by the Company. In the normal course of its business, ALLIED Mortgage also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

Historically, the Company's insurance subsidiaries have generated sufficient funds from operations to pay their claims. While the property-casualty and excess & surplus lines insurance companies have maintained adequate investment liquidity, they have in the past required additional capital contributions to support premium growth.

A source of cash flows for the holding company is dividend payments from its subsidiaries. During the first nine months of 1996, the Company received dividend payments of $11.2 million from the property-casualty subsidiaries and $107,000 from noninsurance subsidiaries. During the same period of 1995, the Company received dividend payments of $8.3 million from the property-casualty subsidiaries and $332,000 from noninsurance subsidiaries. Dividend payments to common stockholders totaled $9.1 million for the nine months ended September 30, 1996, up from $4.7 million for the same period in 1995. In the first nine months of 1996 and 1995, the Company paid dividends of $2.6 million on the 6-3/4%
Series preferred stock. The Company also paid dividends of $595,000 and $2.8 million on the ESOP Series preferred stock (ESOP Series) in the nine months ended September 30, 1996 and 1995, respectively. The increase in dividends to common stockholders and the decrease in ESOP Series preferred stock was due to the conversion of the ESOP Series to common shares completed on March 7, 1996, (see note 4 of the Notes to Interim Consolidated Financial Statements).

During 1996, the Company repurchased and cancelled 443,000 of its own common stock pursuant to the repurchase program approved by the Board of Directors on December 14, 1994 and July 16, 1996. The shares were repurchased at an average cost per share of $37.30. The December 14, 1994 program was completed on July 15, 1996, and 57,000 shares remain available for repurchase in subsequent periods under the July 16, 1996 program. The program may be terminated at the Company's discretion.

At its October meeting, the Board of Directors approved a 3-for-2 stock split to be distributed November 29, 1996 for shareholders of record on November 15 and declared a fourth-quarter dividend of $0.15 on the post-split shares. The split will increase the Company's common shares outstanding to 20.3 million.

Company contributions plus dividends on the leveraged ESOP shares are used by the ESOP Trust to service the ESOP obligations. Dividends and payments for the employee lease fees from its subsidiaries are used by the Company to fund the amounts. In connection with its guarantee of ESOP obligations, the Company is required to maintain minimum stockholders' equity and to comply with certain other financial covenants.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K


             (a) 11  Statement re Computation of Per Share Earnings.

                 27  Financial Data Schedule


             (b) The  Company  filed no  reports  on Form 8-K  during  the third quarter ended September 30, 1996.

                                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALLIED Group, Inc.
                                                       (Registrant)


Date:  November 6, 1996                         /s/     Jamie H. Shaffer
                                         ---------------------------------------
                                         Jamie H. Shaffer, President (Financial)
                                                      and Treasurer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                               ITEM                                 PAGE



11             Statement re Computation of Per Share Earnings              18

27             Financial Data Schedule                                     19