Form 10-K
period 1996-12-31
ALLIED GROUP INC
filed 1997-03-14
CIK 774624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
                                    ---------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission File Number 0-14243


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

                           Common Stock, no par value
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997 the number of Registrant's Common Stock, no par value, outstanding was 20,398,117. The aggregate market value of the Common Stock of the Registrant held by nonaffiliates at February 28, 1997 was $668,516,603.

                       Documents Incorporated By Reference

The Registrant's definitive proxy statement (1997 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, is incorporated by reference under Part III.

                The index to the exhibits is located on page 74.

                       This document contains 142 pages.

                                TABLE OF CONTENTS

                                     Part I

Item    1.   Business.......................................................  3
Item    2.   Properties......................................................18
Item    3.   Legal Proceedings...............................................18
Item    4.   Submission of Matters to a Vote of Security Holders.............18


                                     Part II

Item    5.  Market for Registrant's Common Equity and Related
              Stockholder Matters............................................19
Item    6.  Selected Financial Data..........................................20
Item    7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................21
Item    8.  Financial Statements and Supplementary Data......................28
Item    9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................57


                                    Part III

Item  10.Directors and Executive Officers of the Registrant..................58
Item  11.Executive Compensation..............................................58
Item  12.Security Ownership of Certain Beneficial Owners and Management......58
Item  13.Certain Relationships and Related Transactions......................58


                                     Part IV

Item  14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K....59
Index to Financial Statement Schedules.......................................59
Signatures...................................................................73
Index to Exhibits............................................................74

                                     Part I
Item 1.  Business

ALLIED Group, Inc. (ALLIED) was incorporated in 1971 as an Iowa corporation and operates as a regional insurance holding company headquartered in Des Moines, Iowa. ALLIED and its subsidiaries (collectively, the Company) operate exclusively in the United States and primarily in the central and western states. At year-end 1996, The ALLIED Group Employee Stock Ownership Trust owned 26.5% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.3% of the outstanding voting stock of ALLIED. The Company has two reportable business segments: property-casualty insurance and excess & surplus lines insurance. Property-casualty insurance was the most significant segment in 1996, accounting for 86.5% of consolidated revenues. The Company's segment information is contained in note 17 of Notes to Consolidated Financial Statements.

Property-casualty Insurance

The property-casualty segment operates through three subsidiaries: AMCO Insurance Company (AMCO), ALLIED Property and Casualty Insurance Company (ALLIED Property and Casualty), and Depositors Insurance Company (Depositors), which write personal lines (primarily automobile and homeowners) and small commercial lines. The segment and ALLIED Mutual pool their property-casualty business. See notes 4 and 6 of Notes to Consolidated Financial Statements and "Business-Relationship with ALLIED Mutual-Pooling Agreement."

A.M. Best has assigned a rating of A+ (Superior) to each of property-casualty subsidiaries and to ALLIED Mutual for 1996 with respect to their financial strength and their ability to meet policyholder and other contractual obligations based on the review of the pool's 1995 statutory results and operating performance.

The profitability of the property-casualty segment is affected by many factors, including industry price competition, the severity and frequency of weather-related claims, the adequacy of prior-year estimates of loss and loss adjusting expense reserves, insurance laws and regulations, fluctuations in the financial markets, interest rates, reinsurance costs, and general business and economic conditions.

The property-casualty segment pursues a strategy of growth in personal lines of insurance primarily through a system of more than 2,250 independent agencies, a growing number of which represent the property-casualty subsidiaries on an exclusive basis for their personal lines of insurance. For the year ended December 31, 1996, 66.8% of the property-casualty subsidiaries' net earned premiums were attributable to personal lines of insurance. While the majority of the revenues are attributable to personal lines, the segment also writes commercial lines of insurance for small businesses through such agents. Because the primary focus, and the primary market served by the segment's independent agency force, is personal lines of insurance and because management perceives the risks to be greater in commercial lines, the property-casualty segment has been conservative in the types of commercial risks it underwrites and in the pricing of the commercial risks. Historically, this has resulted in writing less commercial business than the segment might otherwise have if a more aggressive strategy in commercial lines was adopted. It has also resulted in a lower combined ratio for the commercial lines compared with its core personal lines business.

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

Neither the insurance subsidiaries in the property-casualty segment nor ALLIED Mutual appoint managing general agents, and each retains all underwriting, claims, and reinsurance authority. While the insurers provide contractual binding authority to most agents, such authority is subject to express limitations on the nature, type, and extent of each risk. With respect to the ability of the agents to bind the insurers, the insurers have no right to reject any contracts entered into by the agents even if the agent exceeds the express limitations; however, such instances occur infrequently and constitute no material financial risk to the Company.

The pooling agreement provides that ALLIED Mutual, ALLIED Property and Casualty, and Depositors cede to AMCO (pool administrator) premiums, losses, allocated loss adjusting expenses, commissions, premium taxes, service charge income, and dividends to policyholders and assume from AMCO an amount of this pooled property-casualty business equal to their participation in the pooling agreement. ALLIED Mutual's crop hail business is not pooled. AMCO pays certain underwriting expenses, unallocated loss adjusting expenses, and premium collection expenses for all of the pool participants and receives a fee equal to a specified percentage of premiums as well as a contingent fee based on the attainment of certain combined ratios from each of the pool participants.

The pooling arrangement provides ALLIED Mutual, ALLIED Property and Casualty, and Depositors more predictable expense levels by limiting such expenses to a specified percentage of their premiums. AMCO has opportunities to profit from the efficient administration of such underwriting, loss adjusting, and premium collection activities and to provide similar services to nonaffiliated insurance companies in the future. The property-casualty segment's participation in the pool was 64% for 1996, 1995, and 1994. As of December 31, 1996, the statutory capital and surplus of ALLIED Mutual and AMCO was $231.5 million and $223.3 million, respectively.

The following table sets forth statutory and generally accepted accounting principles (GAAP) basis information for the property-casualty subsidiaries for the years indicated.

                                                                      At or for the year ended December 31,
                                                                   -------------------------------------------
                                                                       1996            1995            1994
                                                                   -----------      ----------     -----------
                                                                             (dollars in thousands)
Reinsurance pool percentage                                             64%             64%             64%

Net written premiums                                               $   488,189      $  440,838     $  403,066
                                                                   ===========      ==========     ==========
Earned premiums                                                    $   466,211      $  425,838     $  386,732
Losses and loss adjusting expenses                                     335,615         295,583        268,302
Underwriting expenses                                                  124,622         114,511        110,259
                                                                   -----------      ----------     ----------
   Statutory underwriting gain                                           5,974          15,744          8,171
GAAP adjustments                                                         3,965           1,943          1,637
                                                                   -----------      ----------     ----------
   GAAP underwriting gain                                                9,939          17,687          9,808
Investment income excluding realized gains                              42,296          39,110         35,279
Realized investment gains                                                  180             236          2,956
Other income                                                             7,020           6,850          6,143
                                                                   -----------      ----------     ----------
   Income before income taxes                                      $    59,435      $   63,883     $   54,186
                                                                   ===========      ==========     ==========
Statutory combined ratio                                                  97.7            95.7           97.1
Wind and hail losses, net of reinsurance                           $    39,111      $   28,664     $   24,383
Impact of wind and hail losses on combined ratio                           8.4             6.7            6.3
Invested assets                                                    $   710,629      $  658,044     $  565,490
Loss and loss adjusting expense reserves, net of reinsurance       $   297,343      $  277,819     $  252,608
Statutory capital and surplus                                      $   285,854      $  257,845     $  233,407


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

                                                            Year ended December 31,
                                 ------------------------------------------------------------------------------
                                           1996                       1995                       1994
                                 ------------------------   ------------------------  -------------------------
                                      Net       Statutory       Net        Statutory       Net        Statutory
                                    earned      combined      earned       combined      earned       combined
                                   premiums       ratio      premiums        ratio      premiums        ratio
                                 -----------    ---------   -----------    ---------   ----------     ---------
     Line of business                                        (dollars in thousands)
     ----------------
Personal automobile              $   229,894      98.9       $  208,873       96.5     $  192,712        97.4
Homeowners                            81,617     102.4           71,035       99.2         60,204       107.4
                                 -----------                 ----------                ----------
   Personal lines                    311,511      99.8          279,908       97.2        252,916        99.8
                                 -----------                 ----------                ----------
Commercial automobile                 25,272      98.8           23,873       95.2         22,384        98.4
Workers' compensation                 25,499      76.5           29,443       70.2         28,251        83.3
Other property and liability         101,591      97.3           90,302      100.2         80,908        94.0
Other lines                            2,338      45.7            2,312       50.2          2,273        66.6
                                 -----------                 ----------                ----------
   Commercial lines                  154,700      93.5          145,930       92.7        133,816        92.0
                                 -----------                 ----------                ----------
       Total                     $   466,211      97.7       $  425,838       95.7     $  386,732        97.1
                                 ===========                 ==========                ==========



The following table sets forth the components of the statutory combined ratio and wind and hail loss information for the property-casualty segment for the years indicated.

                                                                                    Year ended December 31,
                                                                               -------------------------------
                                                                               1996         1995         1994
                                                                               -----        -----        -----
Statutory combined ratio
------------------------
   Loss ratio                                                                   62.6         60.1         60.1
   Loss adjusting expense ratio                                                  9.4          9.3          9.3
   Underwriting expense ratio                                                   25.5         26.0         27.3
   Dividend ratio                                                                0.2          0.3          0.4
                                                                               -----        -----        -----

       Total                                                                    97.7         95.7         97.1
                                                                               =====        =====        =====

Impact of wind and hail losses
  on the statutory combined ratio
---------------------------------
   Personal automobile                                                           3.9          1.8          2.1
   Homeowners                                                                   23.6         21.7         21.5
     Personal lines                                                              9.1          6.8          6.7
     Commercial lines                                                            7.1          6.5          5.5

       Total                                                                     8.4          6.7          6.3

Wind and hail losses are calculated by adding together all claims with a cause of loss from wind or hail and then deducting the related reinsurance recoveries. The information provides an indication of how weather-related losses impact the property-casualty segment's operating results for the years presented. Losses not resulting from either wind or hail are excluded from these calculations.

The following table sets forth premium information and agency counts for the property-casualty pool (including ALLIED Mutual) for the years indicated.

                                                                      At or for the year ended December 31,
                                                                    -----------------------------------------
                                                                       1996            1995           1994
                                                                    ----------      ----------     ----------
                                                                             (dollars in thousands)
      Direct written premiums by distribution system
      ----------------------------------------------
         Independent agency system                                  $  549,598      $  503,922     $  479,351
         Exclusive agency system                                       210,648         180,799        148,777
         Direct response marketing system                               28,437          22,136         18,418
                                                                    ----------      ----------     ----------
           Total direct written premiums,
              excluding crop hail premiums                             788,683         706,857        646,546
         Crop hail premiums (non-pooled)                                 7,049           7,781          6,024
                                                                    ----------      ----------     ----------

                Total direct written premiums                       $  795,732      $  714,638     $  652,570
                                                                    ==========      ==========     ==========

      Agency counts
      -------------
         Independent agencies                                            2,000           1,968          1,910
         Exclusive agencies                                                257             192            164

      Net written premiums                                          $  773,593      $  699,608     $  638,301
      Net earned premiums                                           $  739,251      $  676,169     $  612,799

The following table sets forth the geographic percentage distribution of property-casualty pool (including ALLIED Mutual) direct written premiums for the years indicated.

                                                           1996        1995        1994
                                                          ------      ------      ------
                            California                     24.5%       24.0%       24.0%
                            Iowa                           21.7        23.3        24.6
                            Kansas                          8.1         8.4         8.4
                            Nebraska                        7.4         7.9         8.1
                            Minnesota                       7.3         7.6         7.9
                            Missouri                        4.8         4.8         4.8
                            Colorado                        3.6         3.6         3.5
                            Illinois                        3.5         3.1         2.8
                            Utah                            2.9         2.5         2.2
                            Tennessee                       2.7         2.4         2.2
                            Washington                      2.3         2.1         1.7
                            Other *                        11.2        10.3         9.8
                                                          ------      ------      ------
                                                          100.0%      100.0%      100.0%
                                                          ======      ======      ======

                    *Includes all other states, none of which accounted for more than 2% in 1996.

Excess & Surplus Lines

Western Heritage Insurance Company (Western Heritage) is an excess & surplus lines insurance subsidiary, which primarily underwrites commercial lines. A.M. Best has assigned a rating of A- (Excellent) to Western Heritage for 1996 based on the review of their 1995 statutory results and operating performance.

For 1996, Western Heritage's net earned premiums were 64.1% specialty commercial casualty, 9.2% commercial property, 23.9% commercial transportation, and 2.8% personal lines coverages. Specialty commercial casualty lines include general liability, multiple peril, and product liability coverages for special events, such as concerts, fairs, exhibitions, and parades as well as coverages for merchants and artisan contractors. Specialty commercial property lines include coverages for buildings that are older, in higher risk locations, or vacant; agricultural and contractor equipment; and protection against vandalism.

Commercial transportation coverages include liability, physical damage, and garagekeepers insurance written for used car dealers and repair shops. The personal lines consist primarily of basic property coverages for dwellings.

Western Heritage agents are accorded contractual binding authority for risks which meet the insurer's written underwriting guidelines and rules. Western Heritage appoints no managing general agents, however, and retains all underwriting, claims, and reinsurance authority. With respect to the ability of the agents to bind Western Heritage, Western Heritage has no right to reject any contracts entered into by the agents even if the agent exceeds the express limitations; however, such instances occur infrequently and constitute no material financial risk to the Company.

The following table sets forth statutory and GAAP basis information for the excess & surplus lines segment for the years indicated.

                                                                      At or for the year ended December 31,
                                                                  --------------------------------------------
                                                                      1996            1995             1994
                                                                  -----------      -----------     -----------
                                                                             (dollars in thousands)

Net written premiums                                              $    28,417      $    30,606     $    27,026
                                                                  ===========      ===========     ===========

Earned premiums                                                   $    27,314      $    29,661     $    25,786
Losses and loss adjusting expenses                                     17,484           22,357          18,568
Underwriting expenses                                                   8,106            8,202           7,536
                                                                  -----------      -----------     -----------

   Statutory underwriting gain (loss)                                   1,724             (898)           (318)
GAAP adjustments                                                           86               43             100
                                                                  -----------      -----------     -----------

   GAAP underwriting gain (loss)                                        1,810             (855)           (218)
Investment income excluding realized gains                              6,241            5,830           5,241
Realized investment gains (losses)                                          2             (135)            (24)
                                                                  -----------      -----------     -----------

   Income before income taxes                                     $     8,053      $     4,840     $     4,999
                                                                  ===========      ===========     ===========

Statutory combined ratio                                                 92.5            102.2            99.9

Invested assets                                                   $   104,403      $    96,435     $    79,588

Loss and loss adjusting expense reserves, net of reinsurance      $    49,319      $    47,120     $    40,066

Statutory capital and surplus                                     $    33,478      $    27,770     $    23,896


The following table sets forth the net earned premiums and statutory combined ratios of the commercial casualty, commercial property, commercial transportation, and personal lines written by Western Heritage for the years indicated.

                                                            Year ended December 31,
                                 ----------------------------------------------------------------------------
                                           1996                       1995                      1994
                                 ------------------------   ------------------------  -----------------------
                                      Net       Statutory        Net       Statutory       Net      Statutory
                                    earned      combined       earned      combined      earned     combined
                                   premiums      ratio        premiums       ratio      premiums      ratio
                                 -----------    ---------   -----------    ---------  -----------   ---------
                                                             (dollars in thousands)
Commercial casualty              $    17,508       92.1     $    22,031      103.9    $    20,800      103.5
Commercial property                    2,513       70.2           2,676       91.2          2,579       80.5
Commercial transportation              6,538      103.7           4,254       98.6          1,682      101.8
Personal lines                           755       86.9             700      115.1            725       60.4
                                 -----------                -----------               -----------
   Total                         $    27,314       92.5     $    29,661      102.2    $    25,786       99.9
                                 ===========                ===========               ===========

The following table sets forth the geographic percentage distribution of excess & surplus lines direct written premiums for the years indicated.

                                                           1996        1995        1994
                                                          -----       -----       -----
                            Texas                          25.0%       23.3%       23.9%
                            Illinois                        8.6         9.9        10.9
                            California                      8.0         8.8        11.9
                            Florida                         5.5         7.2         8.4
                            Oklahoma                        4.0         4.3         4.0
                            Alabama                         3.9         3.1         1.5
                            Missouri                        3.9         3.0         1.2
                            Louisiana                       3.2         3.0         3.6
                            Hawaii                          3.0         3.7         3.7
                            Colorado                        2.9         2.8         2.5
                            Mississippi                     2.9         2.6         1.2
                            Connecticut                     2.8         0.6         ---
                            Ohio                            2.7         2.9         2.4
                            Arkansas                        2.0         2.5         1.6
                            Indiana                         2.0         1.9         2.1
                            Other*                         19.6        20.4        21.1
                                                          -----       -----       -----
                                                          100.0%      100.0%      100.0%
                                                          =====       =====       =====

                            *Includes all other states, none of which accounted for more than 2% in 1996

Reinsurance

The insurance subsidiaries follow the industry practice of reinsuring a portion of their insured risks, paying to the reinsurer a portion of the premiums received on all policies. Insurance is ceded principally to reduce the net liability on individual risks and to protect against catastrophic losses. The subsidiaries monitor the availability of replacement coverages in the reinsurance market, and believe that replacement coverages from financially responsible reinsurers is available and accordingly do not deem existing reinsurance arrangements to be material.

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

With the exception of Western Heritage, all retentions discussed in this section are for the entire pool. The property-casualty subsidiaries are allocated a portion of the stated pool retentions based upon their respective pool participation percentage.

The parties to the pooling agreement are covered by a property treaty which provides per risk property reinsurance in excess of a retention of $500,000 to a maximum limit of $5,000,000 per risk. Such parties are also covered by a property treaty that provides coverage on a facultative basis in excess of a retention of $5,000,000 to a maximum limit of $15,000,000.

The pool participants purchase property catastrophe reinsurance from a large number of reinsurers each of which provides a relatively small percentage of the total cover. For 1996, the pool liability limit of the cover is 90% of $120,000,000 with retention of $10,000,000. A reinstatement agreement exists allowing purchases of reinsurance for an additional catastrophe occurring in the same year.

The pool's retention for most casualty risks is $375,000, with a reinsurance limit of $1,000,000 per occurrence. Other treaties provide reinsurance for each workers' compensation loss over $375,000 and up to $5,000,000. Catastrophe workers' compensation treaties increase the reinsurance to $35,000,000.

Western Heritage, which is not a participant in the property-casualty pool, purchases surplus share reinsurance on property risks covering 75% of the risk with limits in excess of $50,000 to a maximum of $1,000,000, which is the largest property risk insured. Western Heritage also purchases casualty reinsurance covering 92.5% of the risk in excess of $200,000 to a maximum of $1,000,000, the largest casualty risk insured. Western Heritage also purchases two layers of reinsurance, each of which covers $1,000,000 in excess of the underlying layers for both property and casualty coverages. Each of the layers contain a reinstallment provision. Western Heritage does not write workers' compensation or primary auto coverage.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. As of December 31, 1996, there were no past due amounts from reinsurers. Historically, the Company has had no adverse collection experience with its reinsurers.

Losses and Loss Adjusting Expense Reserves

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

While the methods for setting the reserve structure are well tested, some assumptions about loss patterns have changed. In particular, recent higher jury verdicts and judicial decisions which expand coverage to new theories of liability have increased the demands against the loss and loss adjusting expense reserves of the insurance subsidiaries. Not only have anticipated claims increased in severity, but unanticipated claims have arisen. In establishing reserves, management considers exposure the Company may have to environmental claims. Because reported claim activity levels are minimal and the emphasis of the Company's property-casualty business is primarily on personal lines and small commercial business, management believes exposure to material liability on environmental claims to be remote as of December 31, 1996. Management continues to monitor legal developments as they relate to the Company's exposure to environmental claims.

The following table presents the development of losses and loss adjusting expense reserves for 1986 to 1995 for the pool (which includes ALLIED Mutual) and Western Heritage. The top line of the table shows the estimated reserve for losses and loss adjusting expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of losses and loss adjusting expenses, net of reinsurance recoverables, for claims arising in the current and all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The lower portion of the table shows the re-estimated amount of net reserves as a percentage of the previously recorded net reserves based on experience as of the end of each succeeding year. The re-estimated reserves change as more information becomes known about the frequency and severity of claims for individual years.

                                                          At or for the year ended December 31,
                    ------------------------------------------------------------------------------------------------------------
                      1986      1987      1988      1989      1990      1991      1992      1993      1994      1995      1996
                    --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                   (dollars in thousands)
Reserves for
  losses and loss
  adjusting
  expenses, net     $126,150  $160,152  $210,746  $248,870  $280,443  $312,089  $355,092  $386,936  $424,595  $471,247  $503,638
Paid (cumulative)
 as of (1)
    1 year later        42.7%     47.5%     41.7%     43.6%     44.2%     43.6%     40.1%     40.8%     39.9%     43.1%
    2 years later       68.8      70.8      64.0      65.8      67.2      66.3      61.9      60.7      61.7
    3 years later       84.0      85.8      77.2      79.3      80.4      79.8      72.6      73.2
    4 years later       93.3      93.6      84.1      86.3      88.5      86.0      78.8
    5 years later       98.2      97.9      87.7      91.5      92.5      89.6
    6 years later      100.7     101.0      90.2      94.1      95.2
    7 years later      103.3     102.8      92.1      96.0
    8 years later      104.8     104.3      93.6
    9 years later      106.7     106.0
    10 years later     108.5
Net reserves re-
  estimated as of
  end of year (1)      100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
    1 year later       102.7     103.6      98.3     100.4     101.0     100.2      97.7      98.3     100.1     100.0
    2 years later      104.2     106.3      97.6      99.6     101.1     101.1      96.8      98.9      98.9
    3 years later      106.9     106.8      97.3      99.6     102.6     102.4      97.2      97.4
    4 years later      107.9     107.1      97.5     101.5     104.6     103.1      96.3
    5 years later      107.8     107.8      98.1     103.4     105.7     102.9
    6 years later      108.7     108.9      99.3     104.5     105.7
    7 years later      109.9     110.5     100.4     104.8
    8 years later      111.7     111.8     100.7
    9 years later      113.2     112.1
    10 years later     113.2
Net cumulative redundancy (deficiency)
    Dollars         $(16,694) $(19,400) $ (1,370) $(11,872) $(16,098) $ (8,953) $ 13,043  $  9,887  $  4,875  $   (187)
    Percentage         (13.2)%   (12.1)%    (0.7)%    (4.8)%    (5.7)%    (2.9)%     3.7%      2.6%      1.1%     (0.0)%
Gross reserves - end of year                                                    $373,958  $400,912  $447,311  $492,304  $522,366
Reinsurance recoverables                                                          18,866    13,976    22,716    21,057    18,728
                                                                                --------  --------  --------  --------  --------
  Net reserves - end of year                                                    $355,092  $386,936  $424,595  $471,247  $503,638
                                                                                ========  ========  ========  ========  ========
Gross re-estimated reserves - latest (2)                                            98.3%    100.1%    100.2%    100.5%
Re-estimated recoverables - latest (2)                                             135.7%    173.9%    125.6%    110.2%
  Net re-estimated reserves - latest (2)                                            96.3%     97.4%     98.9%    100.0%
Gross cumulative redundancy
  Dollars                                                                       $  6,315  $   (435) $   (942) $ (2,341)
  Percentage                                                                         1.6%     (0.1)%    (0.2)%    (0.5)%
(1)   Shown as a percentage of reserves for losses and loss adjusting expenses.
(2)   Shown as a percentage of gross reserves, reinsurance recoverables and net reserves.

The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. It should be emphasized that the table presents a run-off of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

The following table reconciles the reserves for losses and loss adjusting expenses from the previous table to the amount shown on the Company's consolidated balance sheets.

                                                                                      Year ended December 31,
                                                                                   ----------------------------
                                                                                      1996               1995
                                                                                   ----------        ----------
                                                                                          (in thousands)
   Loss and loss adjusting expense reserves for the property-casualty pool
     and Western Heritage                                                          $  503,638        $  471,247
   Less: Loss and loss adjusting expense reserves of ALLIED Mutual                    156,975           146,308
                                                                                   ----------        ----------
                                                                                      346,663           324,939
   Add: Reinsurance recoverables                                                       15,528            16,925
                                                                                   ----------        ----------
   Loss and loss adjusting expense reserves (GAAP)                                 $  362,191        $  341,864
                                                                                   ==========        ==========

The next table sets forth a reconciliation of beginning and ending GAAP reserves for losses and loss adjusting expenses for the years indicated, net of reinsurance recoverables. The table includes property-casualty and excess & surplus lines insurance loss and loss adjusting expense reserves. Developments for losses and loss adjusting expenses on prior years is immaterial to the Company's consolidated financial statements taken as a whole.

                                                                            Year ended December 31,
                                                                  -----------------------------------------
                                                                     1996            1995           1994
                                                                  ----------      ----------     ----------
                                                                                  (in thousands)
      Net reserves for losses and loss adjusting
        expenses at beginning of year                             $  324,939      $  292,674     $  268,050
                                                                  ----------      ----------     ----------

      Incurred losses and loss adjusting expenses
        Provision for insured events of current year                 353,675         315,956        288,574

        (Decrease) increase in provision for
          insured events of prior years                                 (680)          1,984         (1,630)
                                                                  ----------      ----------     ----------

            Total incurred losses and loss adjusting expenses        352,995         317,940        286,944
                                                                  ----------      ----------     ----------

      Payments
        Losses and loss adjusting expenses
          attributable to insured events of current year             194,735         169,254        151,479

        Losses and loss adjusting expenses
          attributable to insured events of prior years              136,536         116,421        110,841
                                                                  ----------      ----------     ----------

            Total payments                                           331,271         285,675        262,320
                                                                  ----------      ----------     ----------

      Net reserves for losses and loss
        adjusting expenses at end of year                         $  346,663      $  324,939     $  292,674
                                                                  ==========      ==========     ==========


Noninsurance Operations

ALLIED Group Mortgage Company (ALLIED Mortgage), purchases, originates, and services single-family residential mortgages. It acquires mortgage servicing rights from savings and loan associations, banks, other mortgage companies, the Resolution Trust Corporation, and other financial institutions. The market in which ALLIED Mortgage originates mortgages is primarily Polk County, Iowa, which includes the Des Moines area. ALLIED Mortgage purchases and services mortgages on a nationwide basis. See "Business--Competition."

ALLIED Mortgage began operations in 1987, and by year-end 1996, its servicing portfolio included 51,125 mortgages for a total value of $2.8 billion. ALLIED Mortgage is an approved seller-servicer of mortgages guaranteed by Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. See "Business--Regulation." Working capital requirements are managed through short-term financing with commercial banks. See note 8 of Notes to Consolidated Financial Statements.

ALLIED's data processing segment consists of The Freedom Group, Inc. (Freedom) and its subsidiary ALLIED Group Information Systems, Inc. (AGIS), which have a line of property-casualty and life insurance software products and data processing services which are marketed under the name "Freedom Group" primarily to, affiliated and nonaffiliated, insurance companies. Prior to March 1, 1996, AGIS provided management information services to ALLIED Mutual, ALLIED Life Insurance Company (ALLIED Life), ALLIED and other company subsidiaries. These services included the processing of policies and claims, billing, rating, statistical and regulatory reporting, and recordkeeping. AGIS also provided automated systems to the property-casualty segment's agency force. Prior to March 1, 1996, the majority of the AGIS's revenues and operating profits came from affiliated companies. See note 4 of Notes to Consolidated Financial Statements.

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

Fixed income securities comprised 96.7% of the Company's invested assets, 99.7% of those had a "BBB" rating or higher from Standard & Poor's (or the equivalent from Moody's) at December 31, 1996. The portfolio contained no real estate or mortgage loans. At year-end 1996, the Company held $2.7 million of nonrated securities. Evaluation of the issuers' rating and ratings for the issuers' other securities supports management's view that the nonrated securities are investment grade. At December 31, 1996, the fair value of the Company's fixed maturity portfolio was $17.1 million over amortized cost.

The carrying values of all the Company's investments in fixed maturities are reviewed for impairment on an ongoing basis. If this review indicates a decline in fair value below cost is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such reductions in carrying value are recognized as realized losses and charged to income.

The table below shows the classifications of the Company's investments at December 31, 1996.


                                                                                    Carrying           Percent
                                                                                      value           of total
                                                                                   ----------         --------
                                                                                      (dollars in  thousands)
     Fixed maturities
       U.S. Government obligations (1)                                             $  102,819            12.5%
       U.S. Government corporations and agencies                                      129,328            15.8
       State municipalities and political subdivisions                                336,720            41.1
       Foreign governments                                                              2,086             0.3
       Public utilities                                                                11,956             1.5
       All other corporate bonds                                                      209,359            25.5
                                                                                   ----------           -----

         Total fixed maturities                                                       792,268            96.7

     Equity securities                                                                 20,384             2.5
     Short-term investments at cost                                                     6,993             0.8
                                                                                   ----------           -----

                                                                                   $  819,645           100.0%
                                                                                   ==========           =====

         (1) All such  securities are backed by the full faith and credit of the United States Government.

The following table sets forth the composition of the Company's fixed maturity investment portfolio by rating at December 31, 1996.

                                                              Carrying       Percent of
                                                                value         portfolio
                                                              ----------     ----------
                        Rating (1)                              (dollars in thousands)
                        ---------
                  AAA                                         $  538,846         68.0%
                  AA                                             113,653         14.4
                  A                                              128,120         16.2
                  BBB                                              8,952          1.1
                  Nonrated                                         2,697          0.3
                                                              ----------        -----

                        Total                                 $  792,268        100.0%
                                                              ==========        =====

                  (1) Ratings are  assigned  primarily by Standard & Poor's with remaining ratings assigned by Moody's and converted to the equivalent Standard & Poor's ratings.

The following table sets forth contractual maturities in the fixed maturity investment portfolio at December 31, 1996. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Carrying       Percent of
                                                                value          portfolio
                                                              ----------     -----------
                         Maturity                               (dollars in thousands)
                         --------
                  One year or less                            $   52,335         6.6%
                  Over 1 year through 5 years                    267,058        33.7
                  Over 5 years through 10 years                  285,887        36.1
                  Over 10 years                                   16,759         2.1
                                                              ----------      ------

                                                                 622,039        78.5

                  Mortgaged-backed securities                    170,229        21.5
                                                              ----------      ------

                      Total                                   $  792,268       100.0%
                                                              ==========      ======


Investment results of the Company for each year in the three years ended December 31, 1996 are shown in the following table.

                                                                 1996          1995          1994
                                                              ----------    ----------    ----------
                                                                      (dollars in thousands)
       Average invested assets                                $  784,247    $  714,720    $  627,677
       Investment income (1)                                      49,222        47,242        41,070
       Average annual yield on total investments                     6.3%          6.6%          6.5%
       Tax equivalent yield on total investments (2)                 7.4%          7.8%          7.9%
       Realized investment gains                              $       49    $      505    $    2,888

         (1)  Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.
         (2)  Assuming an effective tax rate of 35%.


Competition

The insurance industry is highly competitive. The insurance subsidiaries compete with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. Because the insurance subsidiaries operate through independent agents and such agents represent more than one company, they face competition within each agency. The insurance subsidiaries compete by underwriting criteria, pricing, automation, service, and product design. The Company believes that its management information systems and procedures for selecting and rating risks accord it a competitive advantage.

Competition in the excess & surplus lines market stiffened in recent years as standard market capacity increased and prices decreased. Western Heritage competes in its chosen market (approximately 40 states in the Midwest, West, and South) with numerous insurers on the basis of service, price, and financial strength.

ALLIED Mortgage, in originating residential mortgages in central Iowa and servicing residential mortgages nationally, competes through competitive pricing and service. Nationally, ALLIED Mortgage is a small-sized company servicing mortgages with remaining principal balances aggregating $2.8 billion at December 31, 1996. The largest competitors service in excess of $205 billion of mortgages. With greater capital and greater efficiencies, the larger companies have an advantage in originating and purchasing mortgages to obtain the servicing rights. ALLIED Mortgage has access to capital due to its association with ALLIED and competes in the purchase of servicing on the basis of price and in mortgage originations on the basis of price and quality of service.

Regulation

The insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory, and administrative powers to state insurance commissioners. Such regulation is designed generally to protect policyholders rather than investors and relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and examination of the affairs of insurance companies, which includes periodic market conduct and financial examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers for other purposes; establishment and maintenance of reserves for unearned premiums and losses and loss adjusting expenses; and requirements regarding numerous other matters. In general, the insurance subsidiaries must file all rates for insurance directly underwritten with the insurance department of each state in which they operate; reinsurance generally is not subject to rate regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulations" and note 13 of Notes to Consolidated Financial Statements for a discussion of dividend limitations. Until January 1997, AMCO and ALLIED Property and Casualty were also commercially domiciled insurers within the State of California and subject to regulation (including limitations on dividend payments) as California domiciled insurers by the California Insurance Commissioner.

California was the source of approximately 25% of the pool's direct written premiums for the past ten years. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line of business exceeded 10%. The rollback liability, if any has not been finalized. Management of the Company continues to believe that the insurance subsidiaries will not be liable for any material rollback of premiums.

ALLIED is also subject to statutes governing insurance holding company systems in various jurisdictions. Typically, such statutes require ALLIED periodically to file information with the state insurance regulatory authority, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to acquire more than a specified percentage (commonly 10%) of the ALLIED's outstanding voting securities is required first to obtain approval from the applicable state insurance regulators. Chapter 521A of the Iowa Code relating to holding companies, to which the ALLIED is subject, requires disclosure of transactions between the ALLIED and its insurance subsidiaries or between an insurer and another subsidiary, that such transactions satisfy certain standards, including that they be fair, equitable, and reasonable and that certain material transactions be specifically non-disapproved by the Iowa Insurance Division. Further, prior approval by the Iowa Insurance Division is required of affiliated sales, purchases, exchanges, loans or extensions of credit, guarantees, or investments, any of which involve 5% or more of the insurer's admitted assets as of the preceding December 31st.

Under insolvency or guaranty fund laws in most states in which the insurance subsidiaries and ALLIED Mutual operate, insurers doing business in those states can be assessed, up to prescribed limits, for losses incurred by policyholders as a result of the insolvency of other insurance companies. The amounts and timing of such assessments are beyond the control of the Company and generally have an adverse impact on the Company's earnings. Additionally, the insurance subsidiaries are required to participate in various mandatory pools or underwriting associations in amounts related to the amount of direct writings in the applicable state.

Recently, the insurance regulatory framework has received increased scrutiny by various states, the federal government, and the National Association of Insurance Commissioners (NAIC). The NAIC has recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. None of these are expected to be significant to the Company.

ALLIED Mortgage is subject to the rules and regulations of, and examination by, the United States Department of Housing and Urban Development, Federal National Mortgage Association (FNMA), and Government National Mortgage Association (GNMA) with respect to originating, processing, selling, and servicing mortgage loans. These rules and regulations, among other things, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, and sometimes fix maximum interest rates, fees, and loan amounts. GNMA requires the maintenance of specified amounts of net worth that vary with the amount of GNMA mortgage-backed securities issued by ALLIED Mortgage. There are also various state laws affecting mortgage banking operations.

Relationship with ALLIED Mutual

The Company is operated as a part of the ALLIED Group of insurance companies. ALLIED Mutual has operated as a mutual property-casualty insurance company since 1929. In 1971, it organized ALLIED as a wholly owned subsidiary and transferred to it certain assets, including the stock of AMCO, which had operated as a subsidiary of ALLIED Mutual since 1959. In 1985, ALLIED effected an initial public offering which then resulted in public ownership of approximately 22% of its common stock. As of December 31, 1996, ALLIED Mutual controlled 18.3% of the outstanding voting stock of ALLIED.

The operations of the Company are interrelated with the operations of ALLIED Mutual. ALLIED and ALLIED Mutual share common executive officers, and three directors of ALLIED are also directors of ALLIED Mutual.

For the year ended December 31, 1996, ALLIED Mutual reported, in accordance with Statutory Accounting Practices, net income of $6.7 million, a statutory combined ratio of 107.0, and admitted assets and surplus at December 31, 1996 of $524.1 million and $231.5 million, respectively. As of December 31, 1996, ALLIED Mutual's invested assets were $474.1 million. Invested assets included a fixed maturity portfolio of $347 million (at amortized cost), of which over 98.3% was rated "BBB" or higher by Standard & Poor's or a recognized equivalent rating agency. Invested assets also included $77 million in equity investments in affiliates (which includes ALLIED, ALLIED Life Financial Corporation (ALFC), which is a 54.4% owned subsidiary of ALLIED Mutual, and AID Finance Services, Inc.). ALLIED Mutual files its statutory-basis financial reports with the state insurance departments in the territories in which it operates.

ALLIED and ALLIED Mutual formalized their relationship by entering into an Intercompany Operating Agreement, a Pooling Agreement, and a Stock Rights Agreement.

      Intercompany Operating Agreement

ALLIED, ALLIED Mutual, ALFC, and each of their respective subsidiaries are parties to an Intercompany Operating Agreement providing for the sharing of employees, office space, agency forces, data processing, and other services and facilities. The Company receives from and pays to ALLIED Mutual and its subsidiaries fees and cost reimbursements for the employees, services, and facilities provided. In determining the allocated costs to the companies, each provider of the various services (e.g., ALLIED Mutual leases office facilities, ALLIED leases employees etc.) attempts to set fees on a basis consistent with that which would apply in an arm's length transaction with nonaffiliates. However, there can be no assurance that the actual rates charged reflect those which would be obtained if ALLIED and ALLIED Mutual were not affiliated and had agreed upon rates following arm's length negotiation. See "Relationship with ALLIED Mutual-Pooling Agreement" for a discussion of changes that impact expense sharing arrangements between ALLIED Mutual and ALLIED.

ALLIED leases to ALLIED Mutual and certain of its subsidiaries all of the employees utilized in their operations for a fee and reimbursement of personnel costs based on certain allocation methods. ALLIED is obligated to provide the entire requirements for employees of ALLIED Mutual and certain of its subsidiaries, but ALLIED Mutual reserves the right to hire employees independently rather than leasing them from ALLIED. In 1996, 1995, and 1994, ALLIED Mutual and its subsidiaries paid ALLIED $2.5 million, $2.5 million, and $2.4 million, respectively, for leased employees, substantially all of which represented cost reimbursement.

The Intercompany Operating Agreement also provides for the leasing by ALLIED Mutual to the Company of substantially all of the office space utilized by the Company. ALLIED Mutual and ALLIED's property-casualty subsidiaries share agency forces as well as other services and facilities. The Intercompany Operating Agreement contains a covenant not to compete that binds each of ALLIED, ALLIED Mutual, and ALFC not to engage in a business Intercompany Operating Agreement and five years thereafter. The Intercompany Operating Agreement is in effect to December 31, 2004 and continues thereafter subject to any party providing two years notice that such party intends to cease participation. Termination prior to December 31, 2004 requires the Coordinating Committee's approval.

In addition, ALLIED Mutual, ALLIED, and ALFC have certain rights under the Pooling Agreement and the Intercompany Operating Agreement in the event a nonaffiliated party acquires the ownership of 50% or more of the voting stock of the Company or ALFC. If such an event were to occur, ALLIED Mutual, ALLIED, or ALFC, as the case may be, have the right to (i) terminate such agreements upon six months notice (ii) extend the term such agreements for up to ten additional years beyond December 31, 2004, upon six months notice, or (iii) allow such agreements to continue in effect.

      Pooling Agreement

The Pooling Agreement provides that ALLIED Mutual, ALLIED Property and Casualty, and Depositors cede to AMCO premiums, losses, allocated loss adjusting expenses, commissions, premium taxes, service charge income, and dividends to policyholders and assume from AMCO an amount of this pooled property-casualty business equal to their participation in the Pooling Agreement. ALLIED Mutual's crop hail business is not pooled. AMCO pays certain underwriting expenses, unallocated loss adjusting expenses, and premium collection expenses for all of the pool participants and receives a fee equal to a specified percentage of premiums as well as a contingent fee based on the attainment of certain combined ratios from each of the pool participants. AMCO charges each of the other pool participants 12.85% of written premiums for underwriting services, 7.25% of earned premiums for unallocated loss adjusting expenses, and 0.75% of earned premiums for premium collection services. AMCO received pool administrative fees of $61.3 million, $55.7 million, and $50.4 million from ALLIED Mutual in 1996, 1995, and 1994, respectively. The administrative fees are subject to renegotiation during the term of the pooling agreement upon five years notice.

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

The Pooling Agreement may be terminated by a participant to the agreement on or after December 31, 2004 upon giving notice at least five years prior to the date of termination. Termination of the Pooling Agreement prior to December 31, 2004 must be approved by the Coordinating Committee. The Pooling Agreement may also be terminated or extended by ALLIED Mutual upon the occurrence of certain events. See "Relationship with ALLIED Mutual-Intercompany Operating Agreement."

      Stock Rights Agreement

ALLIED and ALLIED Mutual are parties to a Stock Rights Agreement, which grants certain rights to, and imposes certain restrictions on, ALLIED Mutual in respect of its holdings of ALLIED's common and preferred stock. This Agreement expires in 2005.

Pursuant to the Stock Rights Agreement, ALLIED Mutual is entitled to nominate, and ALLIED is required to use its best efforts to cause the election or retention of, a number of members of ALLIED's Board of Directors in proportion to ALLIED Mutual's percentage ownership of the total number of shares of ALLIED's voting stock outstanding at the time of nomination. In addition, ALLIED is required to elect to its Executive Committee at least one director who has been nominated by ALLIED Mutual but who is not an officer or employee of ALLIED Mutual. The Stock Rights Agreement also restricts the ability of ALLIED Mutual to grant proxies and solicit other shareholders of ALLIED. Under the Stock Rights Agreement, ALLIED Mutual is prohibited from initiating or accepting a
tender  offer  for  shares  of  ALLIED's   common  stock  except  under  certain
conditions. ALLIED has a right of first refusal with respect to any sale by ALLIED Mutual of ALLIED's common stock, subject to certain exceptions, including a distribution of such stock to the public in a registered public offering or sale pursuant to Rule 144. ALLIED Mutual has incidental registration rights and three demand registration rights with respect to ALLIED's common and 6-3/4% Series preferred stock (6-3/4% Series) it owns.

The limitations on ALLIED Mutual's ability to initiate, or tender shares, in a tender offer as well as the limitations on its ability to grant proxies and solicit other shareholders of ALLIED terminate upon a consolidation or merger of the ALLIED with another corporation in which ALLIED is not the surviving corporation, a sale of substantially all of its assets, or the holding, by any person other than ALLIED Mutual, of 50% or more of the voting securities of ALLIED then outstanding. The Agreement will be suspended for as long as ALLIED Mutual holds less than 10% of the outstanding common stock and 6-3/4% Series stock of ALLIED.

      The Coordinating Committee

Under the Intercompany Operating Agreement, ALLIED, ALLIED Mutual, and ALFC have formed a Coordinating Committee comprised of two independent directors of ALLIED, two directors of ALLIED Mutual, and two independent directors of ALFC, none of whom serve on other ALLIED boards. All disputes arising under the Intercompany Operating Agreement as well as other intercompany agreements are to be submitted to the Coordinating Committee for resolution. Decisions of this Coordinating Committee must be unanimous and are binding on the parties. Historically, all issues that have been submitted to the Coordinating Committee have been resolved by the Committee. ALLIED anticipates that any future issues would be similarly resolved. If an issue is not resolved by the Coordinating Committee, it will be submitted to arbitration. In such arbitration, each party to the dispute selects one arbitrator, and if such dispute involves only two parties, such arbitrators select a third arbitrator.

      Other Relationships

ALLIED Mutual participates with American Re-Insurance Company in a property catastrophe reinsurance agreement covering the property-casualty segment's share of pooled losses. In 1996, 1995, and 1994, ALLIED Mutual's and American Re-Insurance Company's respective participation in the reinsurance agreement were 90% and 10% and covered the property-casualty segment's share of pooled losses up to $5,000,000 in excess of $5,000,000. See notes 4 and 6 of Notes to Consolidated Financial Statements for additional information concerning transactions between the Company and ALLIED Mutual.

Employees

At December 31, 1996, ALLIED was the direct employer of personnel for all subsidiaries of ALLIED and of ALLIED Mutual and its subsidiaries other than ALFC, employing 2,398 persons. None of ALLIED's employees are members of a collective bargaining unit. Management believes that its employee relations are good.

Item 2.   Properties

The majority of the real property occupied by the Company are owned or leased by ALLIED Mutual. A portion of the costs of the properties is paid by the Company. See "Relationship with ALLIED Mutual-Intercompany Operating Agreement." Management considers the properties to be adequate for its needs. The primary properties owned by ALLIED Mutual are the home office in Des Moines, Iowa, a data processing facility and claims center in Urbandale, Iowa, and regional offices in Denver, Colorado and Lincoln, Nebraska. The Santa Rosa, California regional office building is leased by ALLIED Mutual. The Company and its subsidiaries lease office space in Des Moines and Cedar Rapids, Iowa, Minneapolis, Minnesota, Lincoln, Nebraska, and Scottsdale, Arizona.


Item 3.  Legal Proceedings

The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition, results of operations, or liquidity.


Item 4.  Submission of Matters to a Vote of Securities Holders

During the fourth quarter of 1996 no matters were submitted to a vote of holders of ALLIED Group, Inc. stock.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders' Matters

Effective February 11, 1997, ALLIED Group, Inc.'s common stock began trading on The New York Stock Exchange under the symbol GRP. During 1996, the Company's common stock traded on The Nasdaq Stock Market under the symbol ALGR during 1996. As of December 31, 1996, there were 1,179 stockholders of record. The following table shows the high and low market prices and dividends paid per share for each calendar quarter for the two most recent years. The prices and dividends per share have been restated for the November 29, 1996 3-for-2 stock split and rounded to the nearest 1/64.

--------------------------------------------------------------------------------


                     First          Second          Third          Fourth
        1996        Quarter         Quarter        Quarter         Quarter
     ---------    ----------      ----------     ----------      ----------

       High       $ 29-  1/2      $ 29           $ 28-53/64      $ 33-  1/4

       Low          23-11/32        23-21/32       22-11/32        25-11/32

     Dividends      0.14-2/3        0.14-2/3       0.14-2/3            0.15




                     First          Second          Third          Fourth
        1995        Quarter         Quarter        Quarter         Quarter
     ---------    ----------      ----------     ----------      ----------

       High       $ 19-11/64      $ 20-11/64     $ 22            $ 24-  1/2

       Low          15-17/32        18-11/64       18-11/32        21

     Dividends      0.11-1/3        0.11-1/3       0.11-1/3        0.11-1/3


--------------------------------------------------------------------------------

There are certain regulatory restrictions relating to the payment of dividends (see note 13 of Notes to Consolidated Financial Statements). It is the present intention of the Board of Directors to declare quarterly cash dividends.


Item 6.  Selected Financial Data *
------------------------------------------------------------------------------------------------------------------


                                                            At or for the year ended December 31,
                                        --------------------------------------------------------------------------
                                             1996           1995            1994            1993           1992
                                        ------------    -----------      ----------     ----------      ----------
                                                            (in thousands, except per share data)
Income Statement Data
   Premiums earned
     Personal                           $    311,511    $   279,908      $  252,916     $  225,594      $  191,059
     Commercial                              154,700        145,930         133,816        118,728         101,364
                                        ------------    -----------      ----------     ----------      ----------
       Total property-casualty               466,211        425,838         386,732        344,322         292,423
       Excess & Surplus Lines                 27,314         29,661          25,786         24,014          27,738
                                        ------------    -----------      ----------     ----------      ----------
         Total                               493,525        455,499         412,518        368,336         320,161
   Investment income                          49,222         47,242          41,070         39,030          32,716
   Realized investment gains                      49            505           2,888          1,396           1,975
   Other income                               53,558         49,519          50,888         73,680          91,739
                                        ------------    -----------      ----------     ----------      ----------
     Total revenues                          596,354        552,765         507,364        482,442         446,591
   Losses and expenses                       525,043        478,917         440,665        425,685         407,584
                                        ------------    -----------      ----------     ----------      ----------
   Income from before
     income taxes                             71,311         73,848          66,699         56,757          39,007
   Income taxes                               20,227         21,471          19,074         16,835          10,332
                                        ------------    -----------      ----------     ----------      ----------
       Net income                       $     51,084    $    52,377      $   47,625     $   39,922      $   28,675
                                        ============    ===========      ==========     ==========      ==========
   Fully diluted earnings per share
     Net income                         $       2.31    $      2.35      $     2.12     $     1.74      $     1.29
                                        ============    ===========      ==========     ==========      ==========
     Realized investment gain           $        .01    $       .02      $      .09     $      .04      $      .06
                                        ============    ===========      ==========     ==========      ==========
     Property-casualty wind and
      hail losses                       $       1.23    $       .90      $      .77     $      .60      $      .49
                                        ============    ===========      ==========     ==========      ==========
   Dividends paid                       $        .59    $       .45      $      .40     $      .34      $      .29
                                        ============    ===========      ==========     ==========      ==========
Balance Sheet Data
   Total investments                    $    819,645    $   772,299      $  655,906     $  606,511      $  460,038
   Total assets                            1,077,659      1,010,598         892,751        855,525         688,488
   Notes payable                              34,094         39,465          43,541         82,459          66,543
   Guarantee of ESOP obligations              24,370         26,270          28,150         29,500          30,590
Other Data
   Pool percentage                                64%            64%             64%            64%             60%
   Book value per share                 $      17.39    $     16.16      $    13.12     $    11.98      $     9.56
   Closing stock price per share        $      32.63    $     24.00      $    16.50     $    17.50      $    14.11
   Return on average book value
     per share                                  14.0%          16.1%           16.9%          15.9%           14.2%
   Pretax investment yield                       6.3%           6.6%            6.5%           7.1%            7.6%
   Pretax profit on revenues                    12.0%          13.4%           13.1%          11.8%            8.7%
   Effective tax rate                           28.4%          29.1%           28.6%          29.7%           26.5%
   Cash dividends to closing
     stock price                                 1.8%           1.9%            2.4%           1.9%            2.0%
   Closing stock price to
     earnings ratio                             14.1           10.2             7.8           10.1            10.9
   Property-casualty statutory
     combined ratio                             97.7           95.7            97.1           99.3           102.5
   Shares outstanding
      Preferred shares                         1,827          4,820           4,981          5,070           5,141
      Common shares                           20,383          9,445           9,000          9,026           4,469

* Per share data has been  restated to  retroactively  reflect the 3-for-2 stock split issued in 1996.


Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements are related to the plans and objectives of management for the future operations, economic performance, of projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the following discussion and elsewhere in this report, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," or similar words are intended to identify forward-looking statements. ALLIED Group, Inc. (ALLIED) undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report. The risks and uncertainties that may affect the operations, performance, development, and results of ALLIED's business include but are not limited to the following: (1) heightened competition, particularly intensified price competition; (2) adverse state and federal legislation and regulations; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms and wind and hail losses; and (8) other risks detailed herein and from time to time in ALLIED's other reports.


Overview

The following analysis of the consolidated results of operations and financial condition of ALLIED should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related footnotes included elsewhere herein.

ALLIED, a regional insurance holding company, and its subsidiaries (collectively, the Company) operate exclusively in the United States and primarily in the central and western states. The Company's largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. The property-casualty insurance segment accounted for 86.5% of consolidated revenues in 1996 and 85.4% in 1995.

At December 31, 1996, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 26.5% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.3% of the outstanding voting stock of ALLIED.

The Board of Directors authorized a 3-for-2 stock split issuable November 29, 1996 to common stockholders of record on November 15, 1996. All fractional shares were paid in cash. All share and per share amounts included throughout this report have been restated to reflect the stock split.


1996 Compared to 1995

Consolidated revenues for 1996 were $596.4 million, up 7.9% over the $552.8 million reported for 1995. The increase occurred primarily because of the 8.3% growth in earned premiums.

Income before income taxes decreased 3.4% to $71.3 million from $73.8 million for 1995. The decrease was due primarily to the highest ever wind and hail losses for the year ended December 31, 1996. Wind and hail losses increased 36.4% to $39.1 million from $28.7 million in 1995.

Net income for the year ended December 31, 1996 was down 2.5% to $51.1 million, lowering fully diluted earnings per share to $2.31 from $2.35 in 1995. Fully diluted earnings per share excluding net realized investment gains were $2.30 for 1996 compared with $2.33. On a fully diluted basis, the impact of wind and hail losses was $1.23 per share versus $0.90 in 1995.

Book value per share at December 31, 1996 increased to $17.39 from $16.16. The increase in book value was constrained by higher dividend payments, increased wind and hail losses, and the share repurchase program. The fair value of investments in fixed maturities was $17.1 million above amortized cost compared with $27.8 million above amortized cost at December 31, 1995. If the investments in fixed maturities were reported at amortized cost, book value per share at December 31, 1996 would have been $16.85 compared with $15.29 at December 31, 1995.

     Property-casualty

Revenues for the property-casualty segment increased to $515.7 million from $472 million for 1995. Direct earned premiums for the segment were $497.1 million for 1996 compared with $435.2 million one year earlier. Earned premiums increased 9.5% to $466.2 million from $425.8 million. The increase resulted primarily from growth in insurance exposure as well as a larger average premium per policy.

Pooled net written premiums (including ALLIED Mutual) totaled $767.2 million, a 10.8% increase over 1995 production. The average premium per policy for personal lines was up 4.6% to $613 while the policy count grew 8.7%. The average premium per policy for commercial lines increased 2.2% to $1,110, and policy count was up 4.3%. Earned premiums for the property-casualty segment were 66.8% personal lines and 33.2% commercial lines in 1996. The business mix for 1995 was 65.7% personal and 34.3% commercial lines.

Investment income for 1996 was $42.3 million compared with $39.1 million. The pretax yield on invested assets was 6.3%, down from 6.4% one year earlier. Investment income increased due to a larger average balance of invested assets in 1996, which more than offset the decrease experienced in the pretax yield. Realized investment gains for 1996 were $180,000 compared with $236,000. Other income increased slightly to $7 million from $6.9 million in 1995.

Income before income taxes decreased 7% to $59.4 million from $63.9 million. The decrease was due primarily to higher losses and loss adjusting expenses in 1996, brought on by higher wind and hail losses in the second and third quarters.

The statutory combined ratio (after policyholder dividends) deteriorated to 97.7 from the 95.7 reported in 1995, primarily due to a 2.6-point increase in the loss and loss adjusting expense ratio. Higher wind and hail losses accounted for
2.2 points of the deterioration. The deterioration was partially offset by a 0.5-point reduction in the Company's underwriting expense ratio, achieved through improved efficiency and productivity. Wind and hail losses increased to $39.1 million from $28.7 million in 1995. The impact of wind and hail losses on the statutory combined ratio was 8.4 points for 1996 and 6.7 points for 1995. The 1996 underwriting gain (on a generally accepted accounting principles basis) was $9.9 million compared with $17.7 million for 1995.

The personal auto statutory combined ratio increased to 98.9 from 96.5 for 1995, reflecting a 2.8-point increase in the loss and loss adjusting expense ratio. The statutory combined ratio for the homeowners line was 102.4 compared with
99.2 for 1995. Wind and hail losses increased the homeowners combined ratio 23.6 points in 1996 and 21.7 points in 1995. Overall, the personal lines statutory combined ratio deteriorated to 99.8 from 97.2 in 1995. The statutory combined ratio for commercial lines increased to 93.5 from 92.7 for the previous year.

     Excess & Surplus Lines

Earned premiums for 1996 decreased to $27.3 million from $29.7 million for 1995, primarily because of higher reinsurance costs. Direct earned premiums were nearly flat at $37.6 million compared with $37.2 million. Net written premiums were down 7.2% to $28.4 million from $30.6 million, reflecting a continuing soft market and management's decision not to sacrifice underwriting results for premium growth. For the year ended December 31, 1996, the segment's book of business was comprised of 2.8% personal and 97.2% commercial lines. For 1995, the business mix was 2.4% personal and 97.6% commercial lines.

The subsidiary's invested assets rose 8.3% from the previous year-end to $104.4 million at December 31, 1996. Investment income increased 7% to $6.2 million from $5.8 million because a larger average balance of invested assets more than offset a 30 basis-point decline in the pretax yield to 6.4% from last year's 6.7%. Realized investment gains were $2,000 compared with losses of $136,000 for 1995.

The statutory combined ratio (after policyholder dividends) was 92.5, which produced an underwriting gain (on a generally accepted accounting principles basis) of $1.8 million. The statutory combined ratio of 102.2 for 1995 resulted in an underwriting loss of $855,000. The 1996 combined ratio improved primarily because of a 21.8% decrease in losses and loss adjusting expenses (11.4 points on the combined ratio). The decrease in the loss and loss adjusting expense ratio was primarily due to favorable loss development in 1996.

Income before income taxes for 1996 increased 66.4% to $8.1 million from $4.8 million. The increase was primarily due to favorable loss development.

     Noninsurance Operations

Revenues for the noninsurance operations (including investment services, data processing, and employee lease fees from affiliates) decreased 8.8% to $147.2 million from $161.3 million in 1995. The decrease was primarily due to a decline in data processing revenues from affiliates. Income before income taxes was $3.8 million for the year ended December 31, 1996 compared with $5.1 million in 1995. Effective March 1, 1996, certain personnel of ALLIED previously providing computer-related services to a certain affiliate were employed by the affiliate. Since the effective date, those employees have been paid directly by the affiliate.

     Investments and Investment Income

The investment policy for the Company's insurance segments requires that the fixed maturity portfolio be invested primarily in debt obligations rated investment grade (BBB) or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stocks are to be comprised primarily of issues rated at least A3/A- by Standard & Poor's Corporation or Moody's. At December 31, 1996 the Company's investment portfolios consisted almost exclusively of fixed income securities; 99.7% were rated investment grade or higher. The portfolios contained no real estate or mortgage loans at December 31, 1996.

Consolidated invested assets were up 6.1% to $819.6 million from $772.3 million at year-end 1995. Fixed maturities at amortized cost increased 6.7%.
Consolidated investment income increased 4.2% to $49.2 million from $47.2 million in 1995. The increase was due primarily to a larger average balance of invested assets. The tax-equivalent yield was down in 1996 to 7.4% compared with 7.8% one year earlier. The aftertax yield for 1996 and 1995 was 4.8 and 5%, respectively.

     Income Taxes

The Company's effective income tax rate was 28.4% compared with 29.1% for 1995. The decrease in the effective rate was due primarily to a higher percentage of income from tax-exempt securities. The income tax expense for 1996 decreased 5.8% to $20.2 million.


1995 Compared to 1994

Consolidated revenues for 1995 were $552.8 million, up 8.9% over the $507.4 million reported for 1994. Excluding realized investment gains, revenues grew 9.5% for 1995. The increase occurred primarily because of the 10.4% growth in earned premiums.

Income before income taxes was up 10.7% to $73.8 million from $66.7 million for 1994 primarily because of revenue growth and improved underwriting margins for the property-casualty segment. The property-casualty segment was the dominant contributor, generating operating income of $63.9 million.

Net income for the year ended December 31, 1995 was up 10% to $52.4 million, raising fully diluted earnings per share to $2.35 from $2.12. Fully diluted earnings per share before net realized investment gains were $2.33 for 1995 compared with $2.03 in 1994. Book value per share increased to $16.16 from $13.12.

     Property-casualty

Revenues for the property-casualty segment increased to $472 million from $431.1 million for 1994. Direct earned premiums for the segment were $435.2 million for 1995 compared with $383.5 million one year earlier. Earned premiums increased 10.1% to $425.8 million from $386.7 million. The increase resulted from growth in insurance exposures as well as higher rates.

Net written premiums for the pool (including ALLIED Mutual) totaled $692.6 million, a 9.4% increase over 1994 production. The average premium per policy for personal lines was up 3.4% to $586 while the policy count grew 6.5%. The average premium per policy for commercial lines increased 2% to $1,086, and policy count was up 5.3%. Earned premiums for the property-casualty segment were 65.7% personal lines and 34.3% commercial lines. The business mix for 1994 was 65.4% personal and 34.6% commercial lines.

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

The statutory combined ratio (after policyholder dividends) improved to 95.7 from the 97.1 reported in 1994. Improvement was attributed primarily to a 1.3-point decrease in the underwriting expense ratio. The decrease was the result of the Company's continuing efforts to improve efficiency and productivity. Wind and hail losses for 1995 increased to $28.7 million from $24.4 million in 1994. The impact of wind and hail losses on the statutory combined ratio was 6.7 points for the year ended December 31, 1995 and 6.3 points for 1994. The underwriting gain (on a generally accepted accounting principles basis) was $17.7 million compared with $9.8 million for 1994. On a fully diluted basis, the impact of wind and hail losses on the results of operations was $0.90 per share versus $0.77 in 1994.

The personal auto statutory combined ratio improved to 96.5 for 1995 from 97.4 for 1994. The improvement was due to a 1.4-point decrease in the underwriting expense ratio that more than offset the increase in the loss and loss adjusting expense ratio. The statutory combined ratio for the homeowners line was 99.2 compared with 107.4 for 1994. The impact of wind and hail losses on the homeowners combined ratio increased slightly to 21.7 points from 21.5 points. Results for the homeowners line were favorably affected by better pricing in 1995. Overall, the personal lines statutory combined ratio improved to 97.2 in 1995 from 99.8 in 1994. The statutory combined ratio for commercial lines increased to 92.7 from 92.0 for the previous year.

     Excess & Surplus Lines

Earned premiums increased to $29.7 million for 1995 from $25.8 million for 1994. Net written premiums increased 13.2% to $30.6 million from $27 million. Direct earned premiums were $37.2 million compared with $32.3 million. As of December 31, 1995, the segment's book of business was comprised of 2.4% personal and 97.6% commercial lines. For 1994, the business mix was 2.8% personal and 97.2% commercial lines.

The statutory combined ratio (after policyholder dividends) was 102.2, which produced an underwriting loss (on a generally accepted accounting principles basis) of $855,000. The statutory combined ratio of 99.9 for 1994 resulted in an underwriting loss of $218,000. The 1995 combined ratio increased primarily because of a 20.4% increase in losses and loss adjusting expenses (3.4 points on the combined ratio).

Income before income taxes for 1995 decreased 3.2% to $4.8 million from $5 million. The decrease was due primarily to poor loss development. Realized investment losses were $136,000 compared with losses of $24,000 for 1994.

Investment income increased 11.2% to $5.8 million from $5.2 million. Investment income increased because a larger average balance of invested assets more than offset a 10 basis-point decline in the pretax yield from the previous year's 6.8%. Invested assets rose 21.2% from the previous year-end to $96.4 million at December 31, 1995.

     Noninsurance Operations

Revenues for the noninsurance operations (including investment services, data processing, and employee lease fees from affiliates) increased 4.5% to $161.3 million from $154.5 million in 1994. The increase was primarily the result of an increase in employee lease fees in 1995. The increase in revenues generated from employee lease fees more than offset the decreases in revenue from investment services and data processing. Investment services was affected by a decrease in investment income brought on by a low average balance of mortgage loans held for sale, and data processing was down primarily as a result of the reduction in revenues generated from the affiliated property-casualty segment.

Income before income taxes was $5.1 million for the year ended December 31, 1995 compared with $7.5 million in 1994. Fees paid to data processing for processing and product maintenance services were lowered during 1995 to approximate more closely the cost for providing such services to the property-casualty segment's companies.

      Investments and Investment Income

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


Regulations

The insurance subsidiaries are subject to regulation and supervision by the states in which they are admitted to transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, establishing guaranty fund associations, licensing agents, regulating premium rates for some lines of business, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus, and regulating the type and amount of permitted investments.

Recently, the insurance regulatory framework has received increased scrutiny from various states, the federal government, and the National Association of Insurance Commissioners (NAIC). The NAIC has recommended to the states for adoption and implementation several regulatory initiatives. None of these is expected to be significant to the Company.

California was the source of approximately 25% of the pool's direct written premiums for the past ten years. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line of business exceeded 10%. The rollback liability, if any, has not been finalized. Management continues to believe the insurance subsidiaries will not be liable for any material rollback of premiums.

Liquidity and Capital Resources

Substantial cash inflows for the Company are generated from premiums, pool administration fees, investment income, and proceeds from maturities of investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, and income taxes and the purchase of fixed income and equity securities. In developing its strategy, the Company establishes a level of cash and highly liquid short- and intermediate-term securities that, combined with expected cash flow, is believed adequate to meet anticipated short-term and long-term payment obligations.

In 1996, operating activities generated cash flows of $95.1 million; in 1995, the total was $97.9 million; in 1994, the total was $85.5 million. For each year, the primary source of funds was premium growth in the property-casualty insurance operations. In each of the years, funds generated from operating activities were primarily used to purchase investment grade fixed income securities, accounting for the majority of cash used in investing activities. The net cash used in investing activities in 1996, 1995, and 1994 was $65.7 million, $88.8 million, and $69.5 million, respectively. In 1996, 1995, and 1994, ALLIED paid dividends of $16.3 million, $13.5 million, and $12.7 million, respectively.

Dividend payments to common stockholders totaled $12.2 million for the year ended December 31, 1996, up from $6.3 million and $5.4 million in 1995 and 1994, respectively. In 1996, 1995, and 1994, dividends paid on the ESOP Series Preferred Stock (ESOP Series) were $595,000, $3.7 million, and $3.8 million, respectively. In each year, dividends of $3.5 million on the 6-3/4% Series Preferred Stock were paid. The increase in dividends to common shareholders and the decrease in ESOP Series were due to the conversion of the ESOP Series completed on March 7, 1996 (see note 10 of the Notes to Consolidated Financial Statements for a further discussion of the conversion). Prior to the conversion, ALLIED and the ESOP Trustee entered into an agreement whereby ALLIED agrees to release additional shares held by the ESOP Trustee if the dividend paid on common stock is less than $0.20 per share per quarter, which calculates to $0.13 per share per quarter on a post-split basis. The agreement is in effect from March 7, 1996 through March 7, 2000. The agreement ensures that the allocated shares in the ESOP Trust receive at least the same amount of dividends that would have been paid on the ESOP Series had they not been converted to common stock.

ALLIED relies primarily on dividends from its insurance subsidiaries to pay preferred and common stock dividends to stockholders. The Iowa state insurance regulations restrict the maximum amount of dividends the property-casualty subsidiaries can pay without prior regulatory approval. The maximum dividend allowed is the greater of either 10% of the subsidiary's statutory capital stock and surplus as of the preceding December 31 or net income of the preceding calendar year. In 1997 the maximum amount legally available for distribution to ALLIED without prior approval is $52.6 million.

The excess & surplus lines subsidiary is domiciled in Arizona and operates under Arizona state laws. The maximum amount available for distribution as dividends from the excess & surplus lines subsidiary is limited to the lesser of 10% of stockholders' surplus as of the preceding December 31 or net investment income of the preceding year. The excess & surplus lines segment could pay $3.3 million in 1997 without prior notice to the insurance commissioner. ALLIED anticipates the excess & surplus lines segment will not pay dividends in 1997.

During 1996, ALLIED received dividend payments of $23.7 million from the property-casualty subsidiaries and $916,000 from noninsurance subsidiaries. During 1995 and 1994, the property-casualty subsidiaries paid ALLIED dividends of $12 million and $7.8 million, respectively; noninsurance subsidiaries paid dividends of $974,000 and $1.1 million, respectively.

In 1996 and 1994, ALLIED also used funds to repurchase $16.5 million and $6.4 million of its common stock, respectively. No shares were repurchased in 1995. During 1996, ALLIED repurchased 443,000 shares of its common stock on the open market at an average price per share of $37.31, which, reflecting the November 1996 stock split, was 664,500 shares at $24.87 per share. Pursuant to SEC Rule 10b-18, the Board of Directors (Board) authorized stock repurchase programs on December 14, 1994 and July 16, 1996, each for 250,000 shares (375,000 shares on a post-split basis). The stock repurchase program the Board approved on December 14, 1994 was completed on July 15, 1996. The stock repurchase program the Board approved on July 16, 1996 is not complete; 57,000 shares remain to be repurchased. During 1994, ALLIED repurchased 250,000 shares (375,000 shares on a post-split basis) of its common stock at an average price per share of $25.44 ($16.96 on a post-split basis) under a stock repurchase program the Board approved on February 11, 1994, which was completed in November 1994.

ALLIED's mortgage banking subsidiary, ALLIED Group Mortgage Company (ALLIED Mortgage), has separate credit agreements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used by ALLIED Mortgage to finance its mortgage loans held for sale, to purchase servicing rights, and to purchase short-term investments. These notes payable are not guaranteed by ALLIED. At December 31, 1996, ALLIED Mortgage had short-term borrowings of $19.7 million, which are to be repaid through the subsequent sale of its mortgage loan inventory. The amount of short-term borrowings fluctuates daily depending on the level of inventory being financed. Long-term borrowings amounted to $12 million to be repaid over the next eight years. See note 8 of Notes to Consolidated Financial Statements for a further discussion of ALLIED Mortgage's finance arrangements. In the normal course of its business, ALLIED Mortgage also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation. See note 14 of Notes to Consolidated Financial Statements for a further discussion of such commitments.

In 1990, the ESOP Trust issued floating rate notes totaling $35 million (ESOP obligations) to acquire ESOP Series stock for the Employee Stock Ownership Plan
(ESOP). In March 1995, the ESOP Trust refinanced the notes pursuant to a Term Credit Agreement and Guaranty (Agreement) with two separate commercial banks. ALLIED guaranteed the ESOP Trust's obligations under the Agreement. See note 9 of Notes to Consolidated Financial Statements for a discussion of ESOP obligations. At December 31, 1996, the balance of the obligations was $24.4 million. Contributions plus dividends on leveraged shares held by the ESOP are used by the ESOP Trust to service the ESOP obligations. Dividends and payments for the employee lease fees from its subsidiaries are used by ALLIED to fund the amounts paid to the ESOP Trust. ALLIED made contributions to the ESOP Trust of $529,000 in 1996, $733,000 in 1995, and $35,000 in 1994. ALLIED paid dividends of $3.5 million in 1996, $2.8 million in 1995, and $2.8 million in 1994, which were used for such debt service. In connection with its guarantee of ESOP obligations, ALLIED is required to maintain minimum stockholders' equity and to comply with certain other financial covenants.

Historically, the insurance subsidiaries have generated sufficient funds from operations to pay their claims. While the property-casualty and excess & surplus lines insurance companies have maintained adequate investment liquidity, they have in the past required additional capital contributions to support premium growth. Industry guidelines suggest that a property-casualty insurer's annual net written premiums should not exceed approximately 300% of statutory surplus. At December 31, 1996, the property-casualty and excess & surplus lines segments' net written premiums were 173% and 85% of their statutory surplus, respectively.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. In 1994, additional funds of $9.4 million were generated from the sale of the 20% interest in a savings and loan holding company. In 1996, the Company received an additional $620,000 as the final payment on that 1994 sale. The payment represents the Company's share of the contingent purchase price that was distributed when all known claims were settled. As of December 31, 1996, the Company had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

At its March 4, 1997 meeting, the Board of Directors approved a first-quarter 1997 common stock dividend of $0.17 per share. The dividend is $0.02 per share (13.3%) higher than the amount paid in the fourth quarter of 1996.

Insurance premiums are established before the amount of losses and loss adjusting expenses or the extent to which inflation may affect such expenses is known. Consequently, the Company attempts to anticipate the impact of inflation in establishing premiums. Inflation is implicitly considered in the determination of reserves for losses and loss adjusting expenses since portions of the reserves are expected to be paid over extended periods of time. The importance of continually reviewing reserves is even more pronounced in periods of extreme inflation.

Item 8. Financial Statements and Supplementary Data

Management Representation

The management of ALLIED Group, Inc. is responsible for the integrity and fair presentation of the consolidated financial statements, related notes, and all other information presented herein. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments.

Management maintains a system of internal control designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use of disposition, the prevention and detection of fraudulent financial reporting, and the appropriate division of responsibility. In addition, the Company's internal audit department systematically reviews these controls, evaluates their adequacy and effectiveness, and reports thereon. Management has considered internal audit recommendations and those of KPMG Peat Marwick LLP and has in its opinion responded appropriately to those recommendations. Management believes that as of December 31, 1996 the Company's system of internal control is adequate to accomplish the objectives discussed herein.

The Company's financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The audit was conducted in accordance with generally accepted auditing standards, which included consideration of the Company's system of internal control to the extent necessary to form an independent opinion on the financial statements prepared by management.

The audit committee of the Board of Directors, composed solely of outside directors, oversees management's discharge of its financial reporting responsibilities. The committee meets periodically with management, internal auditors, and representatives of KPMG Peat Marwick LLP to discuss auditing, financial reporting, and internal control matters. Both internal and independent auditors have access to the audit committee without management's presence.




    /s/  Jamie H. Shaffer
---------------------------------
         Jamie H. Shaffer
         Chief Financial Officer

Report of Independent Auditors

The Board of Directors and Stockholders
ALLIED Group, Inc.

We have audited the accompanying consolidated balance sheets of ALLIED Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALLIED Group, inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



   /s/   KPMG Peat Marwick LLP
----------------------------------
         KPMG Peat Marwick LLP
         Des Moines, Iowa
         February 3, 1997

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                           December 31,
                                                                                  ------------------------------
                                                                                      1996             1995
                                                                                  -------------    -------------
Assets

   Investments (note 2)

     Fixed maturities at fair value (note 3)                                      $     792,268    $     754,547

     Equity securities at fair value (note 3)                                            20,384            7,948

     Short-term investments at cost (notes 3 and 4)                                       6,993            9,802

     Other investments at equity                                                            ---                2
                                                                                  -------------    -------------
         Total investments                                                              819,645          772,299




   Cash                                                                                   1,067            1,465

   Accrued investment income                                                             11,563           10,467

   Accounts receivable                                                                   84,706           76,118

   Current income taxes recoverable (note 16)                                             2,878            1,330

   Reinsurance receivables for losses and loss adjusting expenses                        18,183           19,293

   Mortgage loans held for sale (notes 2 and 8)                                          12,054           13,673

   Deferred policy acquisition costs                                                     46,671           41,688

   Prepaid reinsurance premiums                                                           7,838            6,784

   Mortgage servicing rights (note 8)                                                    33,094           35,705

   Other assets                                                                          39,960           31,776
                                                                                  -------------    -------------

         Total assets                                                             $   1,077,659    $   1,010,598
                                                                                  =============    =============









          See accompanying Notes to Consolidated Financial Statements.



                                                                                            December 31,
                                                                                  ------------------------------
                                                                                      1996              1995
                                                                                  -------------    -------------
Liabilities

   Losses and loss adjusting expenses (notes 5 and 6)                             $     362,191    $     341,864

   Unearned premiums                                                                    220,596          196,461

   Indebtedness to affiliates (note 4)                                                    2,130            1,019

   Notes payable to nonaffiliates (notes 2 and 8)                                        31,744           35,965

   Notes payable to affiliates (notes 2 and 4)                                            2,350            3,500

   Guarantee of ESOP obligations (notes 2 and 9)                                         24,370           26,270

   Deferred income taxes (note 16)                                                        2,244            2,854

   Other liabilities (notes 14 and 15)                                                   61,443           51,079
                                                                                  -------------    -------------

       Total liabilities                                                                707,068          659,012
                                                                                  -------------    -------------


Stockholders' equity
   Preferred stock, no par value, issuable in series, authorized 7,500 shares (note 10)

       6-3/4% Series, 1,827 shares issued and outstanding                                37,812           37,812

       ESOP Series, issued and outstanding 2,993 shares in 1995                             ---           45,836

   Common stock, no par value, $1 stated value, authorized 40,000 shares, issued and outstanding 20,383 shares in 1996 and 9,445
    shares in 1995 (notes 11 and 12)                                                     20,383            9,445

   Additional paid-in capital                                                           126,078          104,596

   Retained earnings (note 13)                                                          195,276          159,470

   Unrealized appreciation (depreciation) of investments
     (net of deferred income tax expense of $6,907 and $9,907)                           12,699           18,335

   Unearned compensation related to ESOP (note 9)                                       (21,657)         (23,908)
                                                                                  -------------    -------------
       Total stockholders' equity                                                       370,591          351,586
                                                                                  -------------    -------------
   Commitments and contingent liabilities (notes 6 and 14)
           Total liabilities and stockholders' equity                             $   1,077,659    $   1,010,598
                                                                                  =============    =============



          See accompanying Notes to Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                                             Year ended December 31,
                                                                ------------------------------------------------
                                                                    1996              1995             1994
                                                                -------------     -------------    -------------
Revenues
   Earned premiums (notes 4 and 6)                              $     493,525     $     455,499    $     412,518
   Investment income (note 3)                                          49,222            47,242           41,070
   Realized investment gains (notes 3 and 7)                               49               505            2,888
   Income from affiliates (note 4)                                      4,880             5,285            4,737
   Other income                                                        48,678            44,234           46,151
                                                                -------------     -------------    -------------

                                                                      596,354           552,765          507,364
                                                                -------------     -------------    -------------

Losses and expenses (note 4)
   Losses and loss adjusting expenses (notes 5 and 6)                 352,995           317,940          286,944
   Amortization of deferred policy acquisition costs                  108,315           100,120           90,858
   Other underwriting expenses                                         20,438            20,583           25,090
   Other expenses                                                      41,650            38,713           35,419
   Interest expense (note 8)                                            1,645             1,561            2,354
                                                                -------------     -------------    -------------

                                                                      525,043           478,917          440,665
                                                                -------------     -------------    -------------

Income before income taxes                                             71,311            73,848           66,699
                                                                -------------     -------------    -------------

Income taxes (note 16)
   Current                                                             17,890            22,293           17,499
   Deferred                                                             2,337              (822)           1,575
                                                                -------------     -------------    -------------

                                                                       20,227            21,471           19,074
                                                                -------------     -------------    -------------

Net income                                                      $      51,084     $      52,377    $      47,625
                                                                =============     =============    =============

Net income applicable to common stock                           $      46,974     $      45,160    $      40,319
                                                                =============     =============    =============

Earnings per share
   Primary                                                      $        2.42     $        3.27    $        2.98
                                                                =============     =============    =============
   Fully diluted                                                $        2.31     $        2.35    $        2.12
                                                                =============     =============    =============



          See accompanying Notes to Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                       Statements of Stockholders' Equity
                                 (in thousands)

                                                                            Year ended December 31,
                                                                ------------------------------------------------
                                                                    1996              1995             1994
                                                                -------------     -------------    -------------
Preferred stock, beginning of year                              $      83,648     $      85,566    $      87,125
   Issuance of shares of ESOP Series (note 10)                            ---               699              794
   ESOP Series shares converted to
    common shares (note 11)                                           (45,836)           (2,617)          (2,353)
                                                                -------------     -------------    -------------
       Preferred stock, end of year                                    37,812            83,648           85,566
                                                                -------------     -------------    -------------

Common stock, beginning of year                                         9,445             9,000            9,026
   Issuance of shares of common stock (notes 11 and 12                  4,597               445              224
   Repurchase of shares of common stock (note 11)                        (443)              ---             (250)
   Effect of 3-for-2 stock split                                        6,784               ---              ---
                                                                -------------     -------------    -------------
       Common stock, end of year                                       20,383             9,445            9,000
                                                                -------------     -------------    -------------

Additional paid-in capital, beginning of year                         104,596            98,926          101,541
   Issuance of shares of common stock (notes 11 and 12)                44,356             5,670            3,258
   Repurchase of shares of common stock (note 11)                     (16,082)              ---           (6,110)
   Effect of 3-for-2 stock split                                       (6,792)              ---              ---
   Other, net                                                             ---               ---              237
                                                                -------------     -------------    -------------
       Additional paid-in capital, end of year                        126,078           104,596           98,926
                                                                -------------     -------------    -------------

Retained earnings, beginning of year                                  159,470           119,752           83,922
   Net income                                                          51,084            52,377           47,625
   Dividends paid on preferred stock (note 10)                         (4,111)           (7,217)          (7,306)
   Dividends paid on common stock (note 11)                           (12,156)           (6,291)          (5,396)
   Tax benefits attributable to tax-deductible dividends
    on unallocated shares of the ESOP                                     989               849              907
                                                                -------------     -------------    -------------
       Retained earnings, end of year                                 195,276           159,470          119,752
                                                                -------------     -------------    -------------

Unrealized appreciation (depreciation) of investments,
 beginning of year                                                     18,335            (5,241)           5,900
   Change in unrealized (depreciation) appreciation, net               (5,636)           23,576          (11,141)
                                                                -------------     -------------    -------------
       Unrealized appreciation (depreciation) of
         investments, end of year                                      12,699            18,335           (5,241)
                                                                -------------     -------------    -------------

Unearned compensation related to ESOP,
 beginning of year                                                    (23,908)          (26,122)         (27,874)
   Cost of ESOP Series shares allocated                                 2,251             2,214            1,752
                                                                -------------     -------------    -------------
Unearned compensation related to ESOP,
 end of year                                                          (21,657)          (23,908)         (26,122)
                                                                -------------     -------------    -------------
           Total stockholders' equity                           $     370,591     $     351,586    $     281,881
                                                                =============     =============    =============


          See accompanying Notes to Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                            Statements of Cash Flows
                                 (in thousands)

                                                                            Year ended December 31,
                                                                ------------------------------------------------
                                                                     1996             1995              1994
                                                                -------------     -------------    -------------
Cash flows from operating activities
   Net income                                                   $      51,084     $      52,377    $      47,625
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Losses and loss adjusting expenses                                20,327            30,868           31,140
     Unearned premiums, net                                            23,081            15,945           17,575
     Deferred policy acquisition costs                                 (4,983)           (3,419)          (3,861)
     Accounts receivable, net                                          (7,478)           (6,009)         (13,151)
     Depreciation and amortization                                     11,030             9,583            6,576
     Realized investment gains                                            (49)             (505)          (2,888)
     Mortgage loans held for sale, net                                 (2,602)           (1,529)           9,944
     Indebtedness with affiliates                                       1,111             1,591            1,815
     Accrued investment income                                         (1,096)             (118)            (992)
     Other assets                                                      (8,376)           (6,644)         (15,386)
     Cost of ESOP shares allocated                                      2,251             2,214            1,752
     Current                                                           (1,548)            1,264              (81)
     Deferred                                                           2,337              (822)           1,575
     Other, net                                                        10,053             3,109            3,902
                                                                -------------     -------------    -------------
       Net cash provided by operating activities                       95,142            97,905           85,545
                                                                -------------     -------------    -------------

Cash flows from investing activities
   Purchase of fixed maturities                                      (222,566)         (184,600)        (195,955)
   Purchase of equity securities                                      (10,990)           (4,819)            (814)
   Purchase of equipment                                               (8,313)           (7,794)          (5,653)
   Sale of fixed maturities (note 3)                                   81,689            48,012           32,339
   Maturities, calls, and principal reductions of
    fixed maturities                                                   90,907            61,966           89,357
   Sale of equity securities                                              682             2,072              215
   Short-term investments, net                                          2,809            (4,146)           1,263
   Sale of other investment (note 7)                                      ---               ---            9,395
   Sale of equipment                                                       86               470              358
                                                                -------------     -------------    -------------
     Net cash used in investing activities                            (65,696)          (88,839)         (69,495)
                                                                -------------     -------------    -------------
Cash flows from financing activities
   Notes payable to nonaffiliates, net                                    ---            (2,180)             380
   Notes payable to affiliates, net                                    (1,150)            1,500           (1,500)
   Issuance of preferred stock                                            ---               699              794
   Issuance of common stock                                             3,109             3,498            1,129
   Repurchase of common stock                                         (16,525)              ---           (6,360)
   Dividends paid to stockholders, net of
    income tax benefit                                                (15,278)          (12,659)         (11,795)
                                                                -------------     -------------    -------------
     Net cash used in financing activities                            (29,844)           (9,142)         (17,352)
                                                                -------------     -------------    -------------

Net decrease in cash                                                     (398)              (76)          (1,302)
Cash at beginning of year                                               1,465             1,541            2,843
                                                                -------------     -------------    -------------
Cash at end of year                                             $       1,067     $       1,465    $       1,541
                                                                =============     =============    =============


          See accompanying Notes to Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)


(1)   Summary of Significant Accounting Policies

         Principles of Consolidation and Basis of Presentation

The accompanying financial statements include the accounts of ALLIED Group, Inc. (ALLIED) and its subsidiaries (collectively, the Company) on a consolidated basis. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities for the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. Certain amounts in the financial statements for prior years have been reclassified to conform to the current year's presentation.

The Company's  property-casualty  segment operates  through three  subsidiaries:
AMCO Insurance Company (AMCO), ALLIED Property and Casualty Insurance Company (ALLIED Property and Casualty), and Depositors Insurance Company (Depositors), which underwrite personal lines (primarily automobile and homeowners) and small commercial lines. The property-casualty segment operates exclusively in the United States and primarily in central and western states. Iowa and California accounted for 21.7% and 24.5%, respectively, of 1996 direct written premiums. The property-casualty segment sells its products through three distribution systems: independent agencies, exclusive agencies, and direct response marketing. The property-casualty segment accounted for 86.5% of 1996 consolidated revenues.

Western Heritage Insurance Company (Western Heritage) is the excess & surplus lines subsidiary, which primarily underwrites commercial lines. The excess & surplus lines segment operates exclusively in the United States. In 1996, the segment accounted for 5.6% of consolidated revenues.

The noninsurance subsidiaries are ALLIED Group Mortgage Company (ALLIED Mortgage), The Freedom Group, Inc. (Freedom Group), ALLIED Group Information Systems, Inc. (AGIS), Midwest Printing Services, Ltd., and ALLIED General Agency Company.

During 1996, the Board of Directors authorized a 3-for-2 stock split issuable November 29, 1996 to stockholders of record on November 15, 1996. All fractional shares were paid in cash. All weighted average shares outstanding, per share amounts, and references in the footnotes to share information have been restated retroactively to reflect the stock split.

At year-end 1996, the ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 26.5% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.3% of the outstanding voting stock of ALLIED.

      Investments

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

The carrying values of all investments in fixed maturities are reviewed for impairment on an ongoing basis. If this review indicates that a decline in fair value below cost is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such reductions in carrying value are recognized as realized losses and charged to income. Realized gains and losses on disposition of investments are based on specific identification of the investments sold.

Equity securities are carried at fair value with any unrealized appreciation and depreciation reported net of deferred income taxes as a separate component of stockholders' equity. All short-term investments are recorded at cost, which approximates fair value. Other investments are reported using the equity method. Other investments at December 31, 1996 and 1995 included a 20% ownership in an abstract and title holding company. In 1996, the investment was written down to zero.

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

Policy acquisition costs such as commissions, premium taxes, and certain other underwriting and agency expenses that vary with and are directly related to the production of business have been deferred. Such deferred policy acquisition costs are being amortized as premium revenue is recognized. The method followed in computing deferred policy acquisitions costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjusting expenses, and certain other costs expected to be incurred as the premium is earned.

Liabilities for losses are based upon case-basis estimates of reported losses, estimates of unreported losses based upon prior experience adjusted for current trends, and estimates of losses expected to be paid under assumed reinsurance contracts. Liabilities for loss adjusting expenses are provided by estimating expenses expected to be incurred in settling the claims provided for in the loss reserve. Changes in estimates are reflected in current operating results (note
5).

Ceded reinsurance amounts with unaffiliated reinsurers relating to reinsurance receivables for paid and unpaid losses and loss adjusting expenses and prepaid reinsurance are reported on the balance sheets on a gross basis. Amounts ceded to ALLIED Mutual relating to the affiliated reinsurance pooling agreement and the property catastrophe reinsurance agreement have not been grossed up because the contracts provide that receivables and payables may be offset upon settlement.

The liabilities for losses and loss adjusting expenses are considered adequate to cover the ultimate cost of losses and claims incurred to date net of estimated salvage and subrogation recoverable. Since the provisions are necessarily based on estimates, the ultimate liability may be more or less than such provisions.

      Noninsurance Operations

Mortgage loans held for sale by ALLIED Mortgage are reported at the lower of cost or fair value on an aggregate basis. The fair value calculation includes consideration of all open positions, outstanding commitments from investors, related fees paid, and unrealized gains and losses from open options and financial futures contracts. Loan origination fees and certain direct costs related to loan origination are deferred and recognized at the time the related loans are sold. In the normal course of business, ALLIED Mortgage protects its position in mortgages by taking positions in options, futures, and cash markets. Market risk exists in the event of fluctuations in market prices on the unhedged portions of mortgage loans held for sale and outstanding commitments.

ALLIED Mortgage recognizes as separate assets the rights to service mortgage loans for others, whether acquired through purchases or loan originations. Capitalized mortgage servicing rights are assessed periodically for impairment based on the fair value of those rights. ALLIED Mortgage stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and note rate, and determines fair value based upon the present value of estimated future cash flows. Impairment is recognized through a valuation allowance for each impaired stratum. The total valuation allowance for capitalized mortgage servicing rights was $2.7 million as of December 31, 1996 and $1.4 million at December 31, 1995. The fair value of capitalized mortgage servicing rights as of December 31, 1996 was approximately $44.2 million. Capitalized mortgage servicing rights are amortized over twelve years using the straight-line method, which management believes approximates the realization of the related net servicing income. Amortization of servicing rights for the years ended December 31, 1996, 1995, and 1994 was $5.4 million, $4.7 million, and $3.5 million, respectively.

      Depreciation and Amortization

Equipment and software are included in other assets at historic cost net of accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are provided primarily on the straight-line basis over the estimated useful lives of the assets, ranging from two to seven years. Accelerated depreciation methods are utilized for income tax purposes.

      Retirement Plan Costs

The amount of compensation cost related to The ALLIED Group Employee Stock Ownership Plan (ESOP) is based on the cost of the shares allocated to participants plus interest expense incurred related to the debt of the ESOP reduced by dividends paid used to service the ESOP's debt (the shares allocated method). The income tax benefit for the tax deductibile dividends paid on unallocated shares of the ESOP available for debt service is included as a direct addition to retained earnings.

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

      Earnings per Share

Primary and fully diluted earnings per share calculations are based on the weighted average number of shares of common stock and common stock equivalents outstanding for a period. Securities that are in substance equivalent to common stock (primarily stock options) are referred to as common stock equivalents. To calculate primary earnings per share, net income is reduced by dividends on the preferred stock. For fully diluted earnings per share, net income is reduced by dividends on the 6-3/4% Series preferred stock.

      Cash Flows

For purposes of reporting cash flows, changes in notes payable issued by ALLIED Mortgage to purchase mortgage loans held for sale are included in cash flows from operating activities.

      New Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

The Financial Accounting Standards Board (FASB) issued SFAS 123, "Accounting for Stock-Based Compensation," in October of 1995. SFAS 123 specifies a fair value method of accounting for stock-based compensation plans and recognizes compensation cost over the vesting period of the option granted. An entity is permitted to determine its net income by continuing to apply Accounting
Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees," but must comply with the disclosure requirements of SFAS 123. The Company adopted the disclosure requirements of SFAS 123 (note 12) for the year ended December 31, 1996, but accounts for stock-based compensation plans under APB 25.

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

Fixed maturities--The estimated fair value is based upon the quoted market prices for the same or similar issues or from independent pricing services (note
3).

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

Other financial instruments--Due to their short-term nature, their carrying amount approximates fair value.

The following table presents the carrying value and estimated fair value of the financial instruments at December 31, 1996 and 1995.

                                                                   1996                          1995
                                                       ---------------------------    ---------------------------
                                                                        Estimated                     Estimated
                                                         Carrying         fair          Carrying        fair
                                                          value           value           value         value
                                                       -----------     -----------    -----------    -----------
                                                                             (in thousands)
Fixed maturities                                       $   792,268     $   792,268    $   754,547    $   754,547

Equity securities                                           20,384          20,384          7,948          7,948

Short-term investments                                       6,993           6,993          9,802          9,802

Mortgage loans held for sale                                12,054          12,115         13,673         13,821

Excess servicing rights                                        566             566            538            538

Notes payable to nonaffiliates                             (31,744)        (31,604)       (35,965)       (36,364)

Notes payable to affiliates                                 (2,350)         (2,350)        (3,500)        (3,500)

Guarantee of ESOP obligations                              (24,370)        (24,370)       (26,270)       (26,270)

Interest rate swap agreement                                   ---            (449)           ---         (1,052)

The estimated fair values presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since those dates; current estimates of fair value may differ significantly from the amounts presented herein.

(3)  Investments

Following is a schedule of amortized costs and estimated fair values of investments in fixed maturities and equity securities as of December 31, 1996 and 1995. The estimated fair values for fixed maturities and equity securities are based on quoted market prices for the same or similar issues or from independent pricing services.

                                                                          Gross           Gross       Estimated
                                                        Amortized      unrealized     unrealized        fair
                                                          cost            gains         losses          value
                                                       -----------     -----------    -----------    -----------
                1996                                                         (in thousands)
Fixed maturities
  U.S. Treasury securities                             $    61,557     $     1,074    $         9    $    62,622
  U.S. Government corporations and agencies                 27,453             480             13         27,920
  Obligations of states and political subdivisions         327,487           9,613            379        336,721
  Foreign governments                                        2,064              32              9          2,087
  Corporate securities and public utilities                190,244           2,860            415        192,689
  Mortgage-backed securities                               166,361           4,049            181        170,229
                                                       -----------     -----------    -----------    -----------
     Totals                                            $   775,166     $    18,108    $     1,006    $   792,268
                                                       ===========     ===========    ===========    ===========
Equity securities                                      $    17,880     $     2,740    $       236    $    20,384
                                                       ===========     ===========    ===========    ===========


                1995

Fixed maturities
  U.S. Treasury securities                             $    79,653     $     2,493    $         1    $    82,145
  U.S. Government corporations and agencies                  8,186             440            ---          8,626
  Obligations of states and political subdivisions         273,822          11,098            280        284,640
  Foreign governments                                        2,091              70            ---          2,161
  Corporate securities and public utilities                167,540           6,089             22        173,607
  Mortgage-backed securities                               195,434           8,017             83        203,368
                                                       -----------     -----------    -----------    -----------
     Totals                                            $   726,726     $    28,207    $       386    $   754,547
                                                       ===========     ===========    ===========    ===========
Equity securities                                      $     7,527     $       486    $        65    $     7,948
                                                       ===========     ===========    ===========    ===========

The table below presents the amortized cost and estimated fair value of fixed maturities by contractual maturity at December 31, 1996. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                                                      Estimated
                                                                                       Amortized        fair
                                                                                         cost           value
                                                                                      -----------    -----------
                                                                                            (in thousands)
Due in 1 year or less                                                                 $    51,955    $    52,335
Due after 1 year through 5 years                                                          262,073        267,058
Due after 5 years through 10 years                                                        278,329        285,887
Due after 10 years                                                                         16,448         16,759
                                                                                      -----------    -----------
                                                                                          608,805        622,039

Mortgage-backed securities                                                                166,361        170,229
                                                                                      -----------    -----------

  Totals                                                                              $   775,166    $   792,268
                                                                                      ===========    ===========


The following table presents the gross realized gains and losses by portfolio included in the proceeds from calls, principal reductions, and sales of fixed maturities for the years ended December 31, 1996, 1995, and 1994.

                                                                          1996            1995           1994
                                                                       -----------    -----------    -----------
                                                                                      (in thousands)
Available for sale
  Gross realized gains                                                 $       406    $       957    $       621
  Gross realized losses                                                     (1,022)          (910)          (138)
                                                                       -----------    -----------    -----------
                                                                              (616)            47            483
                                                                       -----------    -----------    -----------

Held to maturity
  Gross realized gains                                                         ---             54              8
  Gross realized losses                                                        ---             (1)          (246)
                                                                       -----------    -----------    -----------
                                                                               ---             53           (238)
                                                                       -----------    -----------    -----------

    Net realized (losses) gains                                        $      (616)   $       100    $       245
                                                                       ===========    ===========    ===========


In November of 1995, the Company reclassified $359.4 million of fixed maturities as held to maturity to available for sale. The reclassification increased unrealized appreciation of investments by $7.7 million net of deferred income taxes, and was permitted under the implementation guide issued by the FASB, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

For the year ended December 31, 1994, gross realized losses of the held to maturity portfolio included a realized loss of $195,000 on the sale of an investment. The investment had an amortized cost of $4.9 million and was disposed of due to the significant downgrade of the issuer's credit rating in 1994. Additionally, the Company sold from the held to maturity portfolio an investment with an amortized cost of $1 million for a realized loss of $10,000. There were no transfers in 1994.

As required by law, fixed maturities and short-term investments were on deposit with various insurance regulatory authorities, amounting to $10.5 million at December 31, 1996 and $10.5 million at year-end 1995.

As of December 31, 1996 and 1995, there were no investments that were non-income producing for the previous twelve months.

A summary of net investment income for the years ended December 31, 1996, 1995, and 1994 follows:

                                                                          1996            1995           1994
                                                                       -----------    -----------    -----------
                                                                                     (in thousands)
Interest on fixed maturities                                           $    48,770    $    47,160    $    40,760

Dividends on equity securities                                                 478            167            220

Interest on short-term investments                                             771            665            367

Equity earnings in unconsolidated subsidiaries                                  52             11            555

Other, net                                                                     703             20             54
                                                                       -----------    -----------    -----------

  Total investment income                                                   50,774         48,023         41,956

Investment expense                                                             705            584            703

Interest expense                                                               847            197            183
                                                                       -----------    -----------    -----------

  Net investment income                                                $    49,222    $    47,242    $    41,070
                                                                       ===========    ===========    ===========


A summary of net realized investment gains (losses) and net changes in unrealized appreciation (depreciation) of investments for the years ended December 31, 1996, 1995, and 1994 follows:

                                                                           1996           1995           1994
                                                                       -----------    -----------    -----------
                                                                                     (in thousands)
Net realized investment gains (losses)
Fixed maturities
  Available for sale                                                   $      (616)   $        47    $       483
  Held to maturity                                                             ---             53           (238)
Equity securities                                                               45            405             (3)
Other investments (note 7)                                                     620            ---          2,646
                                                                       -----------    -----------    -----------

                                                                                49            505          2,888
                                                                       -----------    -----------    -----------

Net changes in unrealized appreciation (depreciation) of investments
  Fixed maturities
     Available for sale                                                    (10,719)        36,063        (17,293)
     Held to maturity                                                          ---         13,231        (32,016)
  Equity securities                                                          2,083            289            104
                                                                       ------------   -----------    -----------

                                                                            (8,636)        49,583        (49,205)
                                                                       -----------    -----------    -----------
Net realized investment gains (losses) and changes in
 unrealized appreciation (depreciation) of investments                 $    (8,587)   $    50,088    $   (46,317)
                                                                       ===========    ===========    ===========

(4)  Transactions with Affiliates

The property-casualty segment and ALLIED Mutual participate in a reinsurance pooling agreement. The pooling agreement provides that AMCO (pool administrator) assumes from the pool participants premiums, losses, allocated loss adjusting expenses, commissions, premium taxes, service charge income, and dividends to policyholders. Then the pool participants assume from AMCO an amount of this pooled property-casualty business equal to their participation in the pooling agreement. AMCO pays certain underwriting expenses, unallocated loss adjusting expenses, and premium collection expenses for all of the pool participants and receives a fee equal to a specified percentage of premiums as well as a contingent fee based on the attainment of certain combined ratios from each of the pool participants. AMCO charges each of the participants 12.85% of written premiums for underwriting services, 7.25% of earned premiums for unallocated loss adjusting expenses, and 0.75% of earned premiums for premium collection services. The administrative fees are subject to renegotiation during the term of the agreement upon at least five years' notice. AMCO received pool administrative fees of $61.3 million, $55.7 million, and $50.4 million from ALLIED Mutual in 1996, 1995, and 1994, respectively. The pooling agreement extends through December 31, 2004, after which it can be terminated by the participating parties upon five years' notice. Changes to the pooling agreement must be approved by the coordinating committee of the Board of Directors.

Pursuant to the terms of the Intercompany Operating Agreement, ALLIED leases employees to its subsidiaries and ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. For the years ended December 31, 1996, 1995, and 1994, ALLIED received revenues of $2.5 million, $2.5 million, and $2.4 million, respectively, for employees leased to affiliates which are included in income from affiliates and in eliminations and other within segment information.

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

Included in income from affiliates are revenues of $2.4 million, $2.8 million, and $2.3 million for the years ended December 31, 1996, 1995, and 1994, respectively, relating to data processing services provided by the Company to ALLIED Mutual and its subsidiaries under a Management Information Services Agreement. Effective March 1, 1996, the agreement was amended and certain personnel previously providing computer-related services to a certain affiliate were employed by the affiliate. As a result, fees paid for services provided by such employees prior to the amendment date are now paid directly by the affiliate.

ALLIED Mutual participates with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement to cover the property-casualty segment's share of pooled losses. In 1996, 1995, and 1994, the coverage was $5 million in excess of $5 million. ALLIED Mutual's and the reinsurance company's respective participation in such agreement was 90% and 10% in 1996, 1995, and 1994. Related premiums paid by the property-casualty segment to ALLIED Mutual were $2.7 million in 1996, $2.3 million in 1995, and $1.9 million in 1994. There were recoveries of $3.4 million, $2.6 million, and $2.2 million from ALLIED Mutual in 1996, 1995, and 1994, respectively.

All expenses incurred on the Company's behalf by its affiliates have been reflected in the accompanying financial statements. Management believes the costs incurred by its affiliates and allocated to the Company are reasonable and would not be materially different than if they had been incurred from a third party nonaffiliate. During the normal course of business the aforementioned transactions result in intercompany balances that are created and are settled on a monthly basis.

The Company and its affiliates deposit their excess cash into a short-term investment fund. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly owned subsidiary of ALLIED Mutual, is the administrator of the fund. At December 31, 1996 and 1995, the Company had $3.4 million and $7.8 million, respectively, invested in the fund. The Company also had three unsecured notes payable to the fund at December 31, 1996 totaling $2.4 million. Interest rates ranged from 5.6% to 8.5%, and the notes mature in January of 1997. At December 31, 1995 the Company had two unsecured notes payable totaling $3.5 million to the investment fund.

The Company paid interest to affiliates of $270,000, $127,000, and $123,000 in 1996, 1995, and 1994, respectively.

(5)  Losses and Loss Adjusting Expenses

The  following  table  sets forth the  reconciliation  of  beginning  and ending reserves for losses and loss adjusting expenses for the years indicated. Reinsurance recoverables on unpaid losses and loss adjusting expenses are included on the consolidated balance sheets within reinsurance receivables for losses and loss adjusting expenses. The following table includes property-casualty and excess & surplus lines reserves for losses and loss adjusting expenses.

                                                                                Year ended December 31,
                                                                          1996           1995           1994
                                                                       -----------    -----------    -----------
                                                                                     (in thousands)
Reserves for losses and loss adjusting expenses
 at beginning of year                                                  $   341,864    $   310,996    $   279,856

Less reinsurance recoverables                                               16,925         18,322         11,806
                                                                       -----------    -----------    -----------
Net reserves for losses and loss adjusting expenses
 at beginning of year                                                      324,939        292,674        268,050
                                                                       -----------    -----------    -----------
Incurred losses and loss adjusting expenses
  Provision for insured events of current year                             353,675        315,956        288,574
  (Decrease) increase in provisions for insured
    events of prior years                                                     (680)         1,984         (1,630)
                                                                       -----------    -----------    -----------

     Total incurred losses and loss adjusting expenses                     352,995        317,940        286,944
                                                                       -----------    -----------    -----------

Payments

  Losses and loss adjusting expenses attributable
   to insured events of current year                                       194,735        169,254        151,479
  Losses and loss adjusting expenses attributable
   to insured events of prior years                                        136,536        116,421        110,841
                                                                       -----------    -----------    -----------

     Total payments                                                        331,271        285,675        262,320
                                                                       -----------    -----------    -----------

Net reserves for losses and loss adjusting expenses at end of year         346,663        324,939        292,674

Plus reinsurance recoverables                                               15,528         16,925         18,322
                                                                       -----------    -----------    -----------

Reserves for losses and loss adjusting expenses at end of year         $   362,191    $   341,864    $   310,996
                                                                       ===========    ===========    ===========

The reserving process relies on the basic assumption that past experience, adjusted for current developments and likely trends, is an appropriate basis for predicting future events. Reserve amounts are necessarily based on management's informed estimates; as other data becomes available and is reviewed, these estimates and judgments are revised, resulting in increases and decreases to existing reserves. As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjusting expenses decreased $680,000 in 1996, increased $2 million in 1995, and decreased $1.6 million in 1994. Development for losses and loss adjusting expenses on prior years is immaterial to the financial statements taken as a whole.

In establishing reserves, management considers exposure the Company may have to environmental claims. Because reported claim activity levels are minimal and the emphasis of the property-casualty business is primarily on personal lines and small commercial business, management believes exposure to material liability on such claims to be remote as of December 31, 1996. The Company routinely reviews its overall reserve position and reserving techniques as they relate to its exposure to environmental claims.

(6)  Reinsurance

In the ordinary course of business the property-casualty and excess & surplus lines subsidiaries cede insurance to other insurers for the purpose of limiting their maximum loss exposure through diversification of their risks. See note 4 for discussion of reinsurance contracts with ALLIED Mutual. Reinsurance contracts do not relieve the Company from its obligations to policyholders as the primary insurer. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 1996, reinsurance receivables and prepaid reinsurance premiums associated with three nonaffiliated reinsurers aggregated approximately $12.8 million, which represented a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and loss adjusting expenses. The property-casualty subsidiaries also assume insurance as members of various pools and associations.

The effect of reinsurance on premiums written and earned and losses and loss adjusting expenses incurred for the years ended December 31, 1996, 1995, and 1994 was as follows:

                                                                          1996           1995           1994
                                                                       -----------    -----------    -----------
                                                                                     (in thousands)
Direct written premiums                                                $   568,277    $   494,462    $   436,988
Assumed from nonaffiliates                                                   6,536          8,572          8,667
Net (ceded to) assumed from ALLIED Mutual                                  (26,639)        (6,151)         8,793
Ceded to nonaffiliates                                                     (31,568)       (25,439)       (24,356)
                                                                       -----------    -----------    -----------

  Net written premiums                                                 $   516,606    $   471,444    $   430,092
                                                                       ===========    ===========    ===========

Direct earned premiums                                                 $   534,738    $   472,407    $   415,767
Assumed from nonaffiliates                                                   7,231          8,831          8,536
Net (ceded to) assumed from ALLIED Mutual                                  (17,933)          (703)        11,863
Ceded to nonaffiliates                                                     (30,511)       (25,036)       (23,648)
                                                                       -----------    -----------    -----------

  Net earned premiums                                                  $   493,525    $   455,499    $   412,518
                                                                       ===========    ===========    ===========

Direct losses and loss adjusting expenses                              $   398,748    $   335,779    $   303,318
Assumed from nonaffiliates                                                   4,239          5,889          5,821
Net (ceded to) assumed from ALLIED Mutual                                  (37,957)       (14,648)        (9,450)
Ceded to nonaffiliates                                                     (12,035)        (9,080)       (12,745)
                                                                       -----------    -----------    -----------

  Net losses and loss adjusting expenses incurred                      $   352,995    $   317,940    $   286,944
                                                                       ===========    ===========    ===========

(7)  Dispositions

On June 1, 1994, the Company completed the sale of its investment in a savings and loan holding company for $9.4 million. The 20% interest was acquired for investment purposes and was reported in other investments. The pretax gain of $2.6 million is included in realized investment gains for 1994 in the consolidated statements of income.

During July of 1996, the Company received $620,000 as the final settlement on the 1994 sale of its investment in the savings and loan holding company. The payment represents the Company's share of the contingent purchase price held by the buyer until all known claims were settled.

(8)  Notes Payable to Nonaffiliates

The short-term notes payable to nonaffiliated companies include line of credit agreements used by ALLIED Mortgage primarily to finance its mortgage loans held for sale. At December 31, 1996 and 1995, ALLIED Mortgage had borrowed $19.7 million and $22.5 million, respectively, under mortgage loan warehousing agreements with three different commercial banks; the agreements expire in May and June of 1997. Under the terms of the agreements, ALLIED Mortgage can borrow up to the lesser of $67 million or 98% of the mortgage credit borrowing base, which includes related sublines. At December 31, 1996, the outstanding borrowings of ALLIED Mortgage under these line of credit agreements were secured by mortgage loans held for sale of $12.1 million, mortgage servicing rights on loans with a principal balance of $2.8 billion, and foreclosure loans of $5.4 million. Interest rates applicable to these borrowing arrangements vary with the level of investable deposits maintained at the respective commercial banks.

ALLIED Mortgage entered into an agreement with a life insurance company for $15 million of 8.4% senior secured notes due September 1, 2004. The notes are secured by mortgage servicing rights and are payable in equal annual installments of $1.5 million every September 1; interest is payable semiannually. At December 31, 1996 and 1995, the outstanding balance was $12 million and $13.5 million, respectively.

The Federal Home Loan Bank of Des Moines provides a $3 million committed credit facility through a line of credit agreement with AMCO that expires March 1, 1997. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for federal reserve member banks. The
Company had no outstanding balance as of December 31, 1996 and December 31, 1995.

The Company paid interest to nonaffiliates of $1.5 million, $1.6 million, and $2.2 million in 1996, 1995, and 1994, respectively.

(9)  Guarantee of ESOP Obligations

On July 12, 1990, the ESOP Trust issued Remarketed Floating Rate Notes (FRN) totaling $35 million with a final maturity of July 12, 2005. The proceeds from the FRN were used to acquire Series A ESOP Convertible Preferred Stock. During 1995, the ESOP Trust refinanced its $28.2 million of FRN under the terms of a Term Credit Agreement and Guaranty (Credit Agreement) with two separate commercial banks. The loans mature July 12, 2005, and interest rates applicable to the borrowings are adjusted at the beginning of each interest period. The interest periods may be one, three, or six months at the discretion of the ESOP Trust.

ALLIED has guaranteed on an unsecured basis the ESOP Trust's reimbursement obligations under the Credit Agreement. The guarantee has been recorded in the consolidated balance sheets as a liability under the caption, "Guarantee of ESOP obligations." At December 31, 1996 and 1995, ALLIED had an outstanding guarantee of principal of $24.4 million, and $26.3 million, respectively. Contributions to the ESOP Trust plus dividends on leveraged shares held by the ESOP Trust are used to meet interest and principal payments on the notes. As principal payments are made, the recorded ESOP guarantee is reduced.

ALLIED is party to an interest rate swap agreement with a broker-dealer to reduce the financial statement impact of fluctuations in the Credit Agreement interest rate. The interest rate resets at the beginning of each interest period. The interest rate swap involves the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. As of December 31, 1996, the amount of principal covered under the swap agreement was $17.6 million with a fixed interest rate of 7.4%. The amount of principal covered under the swap agreement reduces over time; the final swap maturity date is December 12, 1997. During 1996, the actual Credit Agreement interest rate ranged from 6% to 6.6%. During 1995 and 1994, the actual interest rates ranged from 6% to 6.8% and from 2.9% to 6.3%, respectively. Though nonperformance of the broker-dealer is not expected, ALLIED is exposed to credit loss should such an event occur.

The Credit Agreement includes various financial and operating covenants with which ALLIED must comply. The covenants include the maintenance of certain contractual relationships with ALLIED Mutual, continued ownership of certain subsidiaries, limitations on the issuance of security interests in certain assets, maintenance of various financial ratios, and minimum net equity requirements.

(10)  Preferred Stock

ALLIED is authorized to issue 7,500,000 shares of preferred stock without par value. The preferred stock may be issued from time to time by the Board of Directors in one or more series with such dividend rights, conversion rights, voting rights, redemption provisions, liquidation preferences, and other rights and restrictions as the Board of Directors may determine.

      6-3/4% Series

The 6-3/4% Series preferred stock (6-3/4% Series), issued to ALLIED Mutual at a value of $28.50 per share, is perpetual, nonconvertible, voting, and cumulative with respect to dividends. The 6-3/4% Series has no preemptive rights and is not registered or traded. Upon any transfer by ALLIED Mutual, the 6-3/4% Series is callable under certain conditions and becomes nonvoting. Each share of the 6-3/4% Series has 2-1/4 votes. The annual dividend rate is 6-3/4% of the liquidation preference of $28.50 ($1.92 per share) and is payable quarterly.

ALLIED entered into a Stock Rights Agreement with ALLIED Mutual to grant both parties certain rights in terms of registration, transfer, voting, board nominations, and other matters. Pursuant to the Stock Rights Agreement executed July 5, 1990, ALLIED Mutual is entitled to nominate for election to ALLIED's Board of Directors a number of director nominees that most closely approximates the same percentage of the total number of members of ALLIED's Board of Directors as is equal to ALLIED Mutual's percentage ownership of the total number of shares of ALLIED voting stock.

      ESOP Series

On March 7, 1996, the commercial bank acting on behalf of the ESOP participants as the trustee for the ESOP Trust (Trustee) converted all of its shares of ESOP Convertible Preferred Stock (ESOP Series) to shares of common stock. The ESOP Series shares were convertible into 2-1/4 common shares and had 2-1/4 votes, subject to anti-dilution adjustments. In 1995 the ESOP Trust purchased 13,426 shares of ESOP Series for $54.00 per share of Series D. In 1994 the ESOP Trust purchased 22,223 shares of ESOP Series for $37.12 per share: 9,247 shares of Series C and 12,976 shares of Series D.

(11)  Common Stock

ALLIED has reserved 2,025,000 shares of common stock to be issued through the ALLIED Group, Inc. Dividend Reinvestment and Stock Purchase Plan. Any stockholder of record may participate in the plan and have cash dividends reinvested in additional shares of common stock. The plan also provides for optional cash payments. During 1996, 61,447 shares, purchased on the open market, were issued at a weighted average price per share of $26.48. During 1995 and 1994, 64,058 and 75,458 shares, purchased on the open market, were issued at the weighted average prices per share of $20.01 and $17.37, respectively. At December 31, 1996, 878,967 shares were available for issuance.

ALLIED has reserved 375,000 shares of common stock for issuance under the ALLIED Life Employee Stock Purchase Plan. ALLIED receives fair market value for the shares issued under the plan. During 1996, 556 shares were issued at a weighted average price per share of $26.71. During 1995 and 1994, 3,008 and 464 shares were issued at a weighted average price per share of $19.17 and $17.53, respectively. At December 31, 1996, 370,903 shares were available for issuance.

During 1996, ALLIED canceled 664,500 shares of its common stock repurchased on the open market at an average cost of $24.87 per share. No shares were repurchased in 1995. During 1994, ALLIED canceled 375,000 shares of its common stock repurchased on the open market at an average cost of $16.96 per share.

During 1996, 2,992,710 ESOP Series shares were converted to 6,733,598 shares of common stock and the ESOP Trust purchased 24,381 shares at an average price per share of $32.89. As of December 31, 1996, the ESOP Trust was the holder of 6,482,223 shares, or 31.8% of ALLIED's common stock. The Trustee is entitled to vote the shares held in the ESOP Trust on all matters submitted to a vote of the holders of the common stock of ALLIED. The ESOP Trust generally provides that each ESOP participant is entitled to direct the Trustee how to vote (or whether to tender or exchange) the shares allocated to the participant's account.

During 1995 and 1994, 174,960 and 110,956 ESOP Series shares were converted to 393,660 and 249,651 shares of common stock, respectively.

The dividend rate per common share was $0.59, $0.45, and $0.40 for 1996, 1995, and 1994, respectively.

(12)  Stock-based Compensation Plans

ALLIED has granted stock options to key employees under four nonqualified plans as defined by the Internal Revenue Service: the ALLIED Group, Inc. Restated and Amended Stock Option Plan (Option Plan), the ALLIED Group, Inc. Nonqualified Stock Option Plan (Nonqualified Plan), the ALLIED Group Executive Equity Incentive Plan (Equity Plan), and the Freedom Group Incentive Plan (Freedom
Plan). No options remain to be granted under the plans, and during 1996 all Equity Plan options were exercised. Upon exercise of the stock options under each plan, ALLIED receives an amount equal to the common stock's fair market value at the grant date. The options vest at various times and must be exercised ten years after the date of grant.

In addition, ALLIED has reserved 900,000 shares of common stock for issuance to key employees under the ALLIED Group, Inc. Long-Term Management Incentive Plan (Incentive Plan). Under the Incentive Plan, shares of common stock are available for grant until December 31, 2003 as incentive and nonqualified stock options (collectively, Options), SARs, and restricted stock. The Options, SARs, and restricted stock begin to vest two years after the date of grant. Options, SARs, and restricted stock prices are based upon the fair market values as of the date of grant.

The following table summarizes information about stock options outstanding at December 31, 1996:

                                                               Weighted average
                                                        ----------------------------
                                                                                                       Weighted
                        Exercise price                   Remaining                                      average
  Compensation             range per        Options     contractual      Exercise        Options        exercise
      plan                   share        outstanding       life           price       exercisable        price
-----------------       ---------------   -----------   ------------   -------------   ------------   ------------
Option Plan             $ 14.08 - 19.42      223,467          6.7         $  17.27         52,832        $ 16.85
Nonqualified Plan         18.33 - 19.42       86,549          7.8            18.67          2,183          19.42
Freedom Plan                       5.06       27,000          1.3             5.06         27,000           5.06
Incentive Plan            16.17 - 29.08      283,688          8.0            21.78         20,996          18.82
                                           ---------                                    ---------

                                             620,704                                      103,011
                                           =========                                    =========


A summary of stock option activity and prices for 1996, 1995, and 1994 is presented below:

                                                1996                      1995                       1994
                                      ------------------------   ----------------------    -----------------------
                                                    Weighted                  Weighted                   Weighted
                                                    average                   average                    average
                                                    exercise                  exercise                   exercise
            Stock options               Shares        price        Shares       price        Shares       price
-----------------------------------    ---------    ---------     --------    ---------     --------     ---------
Outstanding at beginning of year         567,356    $   16.07      603,246    $   11.63      592,502     $   11.05
  Granted                                129,000        26.97      195,000        18.37       94,500         16.20
  Exercised                              (75,652)       10.71     (205,506)        6.27      (48,000)         5.55
  Canceled                                   ---          ---      (25,384)        7.45      (35,756)        18.04
                                       ---------                  --------                  --------

Outstanding at end of year               620,704    $   18.99      567,356    $   16.07      603,246     $   11.63
                                       =========                  ========                  ========

Options exercisable at end of year       103,011                    70,457                   287,748
                                       =========                  ========                  ========

Weighted average fair value of
   options granted during the year     $    9.20                  $   6.91
                                       =========                  ========

The issuance of SARs and restricted stock under the Incentive Plan reduces the number of options available for future issuance. During 1996 and 1995, 6,387 and 19,967 shares of restricted stock were awarded at $28.75 per share and $18.25 per share, respectively. During 1996, the restriction was lifted on 417 shares and 173 restricted shares were canceled. In 1995, 609 restricted shares were canceled. At December 31, 1996, 25,586 restricted shares were outstanding. The following table presents SAR activity and prices for the years ended December 31, 1996, 1995, and 1994:

                                                1996                      1995                     1994
                                       ----------------------    ----------------------    ---------------------
                                                    Weighted                  Weighted                  Weighted
                                        Number       average                   average                  average
                SARs                   of shares      price        Shares       price       Shares        price
---------------------------------      ---------    ---------    ---------    ---------    ---------   ---------
Outstanding at beginning of year          22,001    $   17.38       12,000    $   16.23          ---   $     ---
  Granted                                 12,750        26.83       11,501        18.42       12,750       16.23
  Exercised                               (1,875)       16.31       (1,500)       16.17          ---         ---
  Canceled                                   ---          ---          ---          ---         (750)      16.17
                                       ---------                 ---------                 ---------

Outstanding at end of year                32,876    $   21.03       22,001    $   17.38       12,000   $   16.23
                                       =========                 =========                 =========

ALLIED has reserved 1,125,000 and 562,500 shares of common stock for issuance under the ALLIED Group, Inc. Employee Stock Purchase Plan (ESPP) and the ALLIED Group, Inc. Outside Director Stock Purchase Plan (DSPP), respectively. Under the plans, participants pay 85% of the fair market value of the shares issued which are fully vested on the dates purchased. During 1996, 41,631 shares were issued at a weighted average price per share of $21.93. During 1995 and 1994, 46,043 and 49,252 shares were issued at a weighted average price per share of $17.09 and $15.17, respectively. At December 31, 1996, 385,893 and 529,313 shares were available for issuance under the ESPP and DSPP, respectively.

The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans, as permitted by SFAS 123. Accordingly, no compensation cost for the Company's stock option plans has been recognized in the accompanying financial statements. Compensation cost of $386,000, $167,000, and $24,000 was recognized in 1996, 1995, and 1994, respectively, under ALLIED's other stock-based compensation plans. Had compensation cost been determined based on the fair market value at the grant date of the stock option plans in accordance with SFAS 123, the Company's net income and earnings per share could have been reduced to the pro forma amounts presented in the following table:

                                                                                                       Fully
                                                                                       Primary        diluted
                                                                          Net          earnings       earnings
                                                                         income        per share      per share
                                                                       -----------    -----------    -----------
                                                                         (in thousands, except per share data)

                1996
           As reported                                                 $    51,084    $      2.42    $      2.31
           Pro forma                                                        50,624           2.40           2.28


                1995

           As reported                                                 $    52,377    $      3.27    $      2.35
           Pro forma                                                        52,140           3.25           2.34


The proforma amounts presented are not necessarily indicative of future amounts; SFAS 123 does not apply to awards granted prior to 1995.


The fair  value of each  option  is  estimated  on the date of grant  using  the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions for grants in 1996 and 1995:

                                                                         Risk-free
                                                          Dividend        interest      Expected       Expected
                                                            yield           rate       volatility      life (yrs)
                                                          --------       ---------     ----------      ---------
           1996
Incentive Plan                                                 2.0%            6.2%          32.8%           5.5


           1995

Option and Nonqualified Plans                                  2.0%            7.2%          31.7%           7.0

Incentive Plan                                                 2.0             7.1           33.4            5.5

(13) Retained Earnings

In 1996, 1995, and 1994, ALLIED paid dividends of $16.3 million, $13.5 million, and $12.7 million, respectively.

Retained earnings of the property-casualty and excess & surplus lines subsidiaries available for distribution as dividends are limited by law to the amount of statutory unassigned surplus as of the date the dividend is authorized or paid. The maximum dividend the property-casualty subsidiaries may pay without prior approval of the state of Iowa (state of domicile) insurance regulatory authorities is the greater of either 10% of the property-casualty statutory capital stock and surplus as of the preceding December 31 or statutory net income of the preceding year. The maximum amount legally available for distribution from the property-casualty segment in 1997 to ALLIED without regulatory approval is $52.6 million. The maximum dividend the excess & surplus lines subsidiary may pay without prior approval of the state of Arizona (state of domicile) insurance regulatory authorities is the lesser of either 10% of the statutory capital stock and surplus as of the preceding year or net investment income of the preceding year. The maximum amount legally available for distribution in 1997 without regulatory approval is $3.3 million.

The following table includes selected information for ALLIED's insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities:


              As of December 31,                                           1996           1995
                                                                       ------------   -------------
                                                                             (in thousands)
              Statutory capital and surplus
                Property-casualty                                      $    285,854   $     257,845
                                                                       ============   =============

                Excess & surplus lines                                 $     33,478   $      27,770
                                                                       ============   =============


              Year ended December 31,                      1996            1995            1994
                                                       ------------    ------------   -------------
                                                                      (in thousands)
              Statutory net income
                Property-casualty                      $     47,492    $     41,995   $      40,699
                                                       ============    ============   =============

                Excess & surplus lines                 $      5,669    $      2,773   $       3,047
                                                       ============    ============   =============



(14) Commitments and Contingent Liabilities

The Company leases data processing equipment and certain office facilities under operating leases expiring in various years through 2003. Rental expense amounted to $2.6 million, $2.6 million, and $3.8 million for the years ended December 31, 1996, 1995, and 1994, respectively. At December 31, 1996, future minimum lease payments under operating leases amounted to $13.2 million: $2.5 million in 1997, $2.4 million in 1998, $2.3 million in 1999, $869,000 in 2000, $401,000 in 2001, and $4.7 million in later years.

In the normal course of business, ALLIED Mortgage grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards. As of December 31, 1996, ALLIED Mortgage had granted loan commitments of approximately $28.2 million, including floating rate commitments of $10.6 million. To hedge loan commitments, ALLIED Mortgage may enter into options, futures, or cash delivery contracts. As of December 31, 1996, ALLIED Mortgage had commitments to sell mortgage securities totaling approximately $15.4 million and no outstanding options. In connection with its commitments to buy and sell mortgages, ALLIED Mortgage is exposed to credit risk in the event the counterparty is unable to fulfill its contractual obligations.

Although loans serviced for others are not on the accompanying balance sheets, ALLIED Mortgage has credit risk associated with the mortgage servicing portfolio. As the loan servicer, ALLIED Mortgage is required to process delinquent loans through the foreclosure process, thereby incurring certain direct expenses which generally are, but may not be, reimbursed. At December 31, 1996, ALLIED Mortgage had sold loans totaling approximately $16.2 million while retaining recourse risk. ALLIED Mortgage established allowances for losses in connection with these various risks. These are included in other liabilities on the accompanying balance sheets.

California was the source of approximately 25% of the pool's direct written premiums for the past ten years. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line exceeded 10%. The rollback liability, if any, has not been finalized. Management of the Company continues to believe that the insurance subsidiaries will not be liable for any material rollback of premiums.

The Company is party to various lawsuits arising in the normal course of business. Management believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations.

(15)  Employee Benefit Plans

      Retirement Plan

The ESOP established by ALLIED covers all of its employees who meet age and service requirements. Shares of common stock are allocated annually to each employee's account pursuant to a formula and held in trust until the employee's termination, retirement, or death. As shares of common stock are allocated to participants, the cost of such shares is expensed and deducted from "Unearned compensation related to ESOP" included in stockholders' equity.

The Company's ESOP expense was $1 million in 1996, $2.7 million in 1995, and $1.8 million in 1994. Of those respective amounts, $14,000, $65,000, and $30,000 were included in the employee lease fee received from affiliates pursuant to the terms of the Intercompany Operating Agreement for the years ended December 31, 1996, 1995, and 1994, respectively.

During 1996, 1995, and 1994, the ESOP Trust received $3.5 million, $2.8 million, and $2.8 million, respectively, from dividends on the leveraged shares used to service debt on the ESOP obligations and to purchase stock for participants. ALLIED made ESOP contributions of $529,000 in 1996, $733,000 in 1995, and $35,000 in 1994. Interest incurred on the ESOP debt, which is included as a component of ESOP expense, was $1.6 million, $1.8 million, and $1.2 million in 1996, 1995, and 1994, respectively. The ESOP shares as of December 31, 1996 and 1995 were as follows:

                                                                            1996                 1995
                                                                       --------------       --------------

              Allocated shares                                              2,879,194            2,823,264
              Unallocated shares                                            3,603,029            3,910,334
                                                                       --------------       --------------

              Total ESOP shares                                             6,482,223            6,733,598
                                                                       ==============       ==============


In 1996, ALLIED and the ESOP Trustee entered into an agreement, whereby ALLIED agreed to release additional shares held by the ESOP Trustee in the event ALLIED pays a dividend on the common stock of less than $0.20 per share per quarter, which is equivalent to $0.13 per share per quarter on a post-split basis. The agreement is in effect from March 7, 1996 through March 7, 2000. The purpose of the agreement is to ensure that the allocated shares in the ESOP Trust receive at least the same amount of dividends that would have been paid on the ESOP Convertible Preferred Shares had they not been converted to common stock.

      Other Postretirement Benefit Plan

In addition to the ESOP, ALLIED sponsors a health care plan that provides postretirement medical benefits to full-time employees who meet age and service requirements. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. ALLIED's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The following table presents the plan's postretirement benefit obligations as of December 31, 1996 and 1995 reconciled with the plan's funded status and the amount recognized in the Company's consolidated balance sheets:

                                                                                         1996           1995
                                                                                      -----------    -----------
                                                                                            (in thousands)

Accumulated postretirement benefit obligation
  Retirees                                                                            $    (3,520)   $    (3,170)
  Other fully eligible plan participants                                                     (680)          (620)
  Other active plan participants                                                           (2,700)        (2,470)
                                                                                      -----------    -----------

     Obligation at year-end                                                                (6,900)        (6,260)
Plan assets                                                                                   ---            ---
                                                                                      -----------    -----------

Funded status                                                                              (6,900)        (6,260)
Unrecognized transition obligation                                                          3,860          4,100
Unrecognized net loss                                                                         230             50
Fourth-quarter payments                                                                        80             70
                                                                                      -----------    -----------

     Accrued postretirement benefit liability at year-end                             $    (2,730)   $    (2,040)
                                                                                      ===========    ===========

A 7.5% weighted average discount rate was used to determine the accumulated postretirement benefit obligation at December 31, 1996 and 1995.


Net periodic postretirement benefit cost for the years ended December 31, 1996, 1995, and 1994 included the following:

                                                                          1996           1995           1994
                                                                       -----------    -----------    -----------
                                                                                    (in thousands)
Service cost                                                           $       340    $       350    $       360
Interest cost                                                                  460            420            390
Return on assets
Amortization of transition obligation                                          240            240            240
                                                                       -----------    -----------    -----------

  Net periodic postretirement benefit cost                             $     1,040    $     1,010    $       990
                                                                       ===========    ===========    ===========

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997; the rate was assumed to decrease in equal annual increments to 5% by the year 2000 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by approximately $430,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $40,000.

(16) Income Taxes

Total income taxes for the years ended December 31, 1996, 1995, and 1994 were allocated as follows:

                                                                          1996            1995           1994
                                                                       -----------     -----------    -----------
                                                                                      (in thousands)
Net income                                                             $    20,227     $    21,471    $    19,074
                                                                       -----------     -----------    -----------

Stockholders' equity
  Unrealized (depreciation) appreciation of investments                     (3,000)         12,776         (6,036)

Tax-deductible dividends paid on unallocated ESOP Series shares               (989)           (849)          (907)

Tax-basis compensation expense in excess of amounts recognized for financial reporting purposes from the exercise
  of stock options                                                            (371)         (1,064)          (175)
                                                                       -----------     -----------    -----------

                                                                            (4,360)         10,863         (7,118)
                                                                       -----------     -----------    -----------

     Total                                                             $    15,867     $    32,334    $    11,956
                                                                       ===========     ===========    ===========


The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 relate to the following:

                                                                                          1996           1995
                                                                                      ------------   ------------
                                                                                             (in thousands)
Deferred tax assets
  Loss and loss adjusting expense reserve discounting                                 $     14,258   $     13,540
  Unearned premium reserve                                                                  14,893         13,277
  Accrued employee benefits                                                                  2,858          3,017
  Other                                                                                      1,314            960
                                                                                      ------------   ------------

Total gross deferred tax assets                                                             33,323         30,794

  Less valuation allowance                                                                     ---            ---
                                                                                      ------------   ------------

     Net deferred tax assets                                                                33,323         30,794
                                                                                      ------------   ------------
Deferred tax liabilities
  Deferred policy acquisition costs                                                        (16,335)       (14,591)
  Mortgage servicing rights                                                                 (4,533)        (3,497)
  Unrealized appreciation of investments                                                    (6,907)        (9,907)
  Deferred software development and fees                                                    (4,886)        (3,106)
  Other                                                                                     (2,906)        (2,547)
                                                                                      ------------   ------------

Total gross deferred tax liabilities                                                       (35,567)       (33,648)
                                                                                      ------------   ------------

     Net deferred tax liabilities                                                     $     (2,244)  $     (2,854)
                                                                                      ============   ============

Since adoption of SFAS 109, there has not been a valuation allowance for deferred income tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the recognition of future taxable income during the periods in which those temporary differences become deductible. Management considers tax planning strategies and the scheduled reversal of deferred tax liabilities in making this assessment and believes it is more likely than not the Company ultimately will realize the benefits of the deductible differences recognized at December 31, 1996.

The actual income tax expense for the years ended December 31, 1996, 1995, and 1994 differed from the expected tax expense (computed by applying the federal corporate tax rate of 35% to income before income taxes). The difference was primarily a result of investment income exempt from federal income tax, which decreased tax expense by $4.7 million, $4.5 million, and $4.6 million in 1996, 1995, and 1994, respectively.

Included in income tax expense is state income tax expense of $55,000, $402,000, and $456,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company paid federal and state income taxes of $18 million, $19.1 million, and $16.7 million in 1996, 1995, and 1994, respectively.

The IRS is currently examining the 1992 and 1993 income tax returns. Any proposed adjustments are not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

(17)  Segment Information

The Company's principal products, services, revenues, income before income taxes, assets, depreciation and amortization, and capital expenditures are identified by segment.

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



At or for the year ended December 31,                                     1996           1995           1994
                                                                       -----------    -----------    -----------
                                                                                    (in thousands)
Revenues (1)
  Property-casualty                                                    $   515,706    $   472,034    $   431,110
  Excess & surplus lines                                                    33,557         35,356         31,003
  Eliminations and other                                                    47,091         45,375         45,251
                                                                       -----------    -----------    -----------

     Total                                                             $   596,354    $   552,765    $   507,364
                                                                       ===========    ===========    ===========

Income before income taxes
  Property-casualty                                                    $    59,435    $    63,883    $    54,186
  Excess & surplus lines                                                     8,053          4,840          4,999
  Eliminations and other                                                     3,823          5,125          7,514
                                                                       -----------    -----------    -----------

     Total                                                             $    71,311    $    73,848    $    66,699
                                                                       ===========    ===========    ===========

Assets
  Property-casualty                                                    $   917,537    $   847,401    $   749,760
  Excess & surplus lines                                                   131,405        122,200        105,722
  Eliminations and other                                                    28,717         40,997         37,269
                                                                       -----------    -----------    -----------

     Total                                                             $ 1,077,659    $ 1,010,598    $   892,751
                                                                       ===========    ===========    ===========

Depreciation and amortization
  Property-casualty                                                    $     3,812    $       851    $       281
  Excess & surplus lines                                                        65             58             58
  Other                                                                      7,153          8,674          6,237
                                                                       -----------    -----------    -----------

     Total                                                             $    11,030    $     9,583    $     6,576
                                                                       ===========    ===========    ===========

Capital expenditures
  Property-casualty                                                    $     7,101    $     3,390    $     1,161
  Excess & surplus lines                                                        34            131             16
  Other                                                                      1,178          4,273          4,476
                                                                       -----------    -----------    -----------

     Total                                                             $     8,313    $     7,794    $     5,653
                                                                       ===========    ===========    ===========

(1)  Including realized investment gains or losses.

(18)  Unaudited Interim Financial Information

              Quarter ended                      March 31          June 30        September 30      December 31
                                               -------------    -------------     -------------    -------------
                                                             (in thousands, except per share data)
1996 Operating Summary

  Earned premiums                              $     118,870    $     121,114     $     124,246    $     129,295
                                               =============    =============     =============    =============

  Investment income                            $      12,119    $      12,044     $      12,445    $      12,614
                                               =============    =============     =============    =============

  Realized investment gains (losses)           $           8    $          31     $          26    $         (16)
                                               =============    =============     =============    =============

  Total revenues                               $     143,335    $     146,585     $     150,719    $     155,715
                                               =============    =============     =============    =============

  Losses and expenses                          $     123,551    $     136,044     $     130,438    $     135,010
                                               =============    =============     =============    =============

  Net income                                   $      13,948    $       7,548     $      14,459    $      15,129
                                               =============    =============     =============    =============

  Fully diluted earnings per share

     Net income                                $         .63     $        .32     $         .67    $         .70
                                               =============     ============     =============    =============


1995 Operating Summary

  Earned premiums                              $     109,481     $    111,583     $     115,768    $     118,667
                                               =============     ============     =============    =============

  Investment income                            $      11,275    $      11,664     $      12,396    $      11,907
                                               =============    =============     =============    =============

  Realized investment gains (losses)           $          15    $         248     $         (24)   $         267
                                               =============    =============     =============    =============

  Total revenues                               $     132,276    $     134,686     $     140,159    $     145,644
                                               =============    =============     =============    =============

  Losses and expenses                          $     115,016    $     116,772     $     121,143    $     125,986
                                               =============    =============     =============    =============

  Net income                                   $      12,384    $      12,756     $      13,405    $      13,831
                                               =============    =============     =============    =============

  Fully diluted earnings per share

     Net income                                $         .56    $         .57     $         .60    $         .62
                                               =============    =============     =============    =============

Caution should be exercised in comparing the results of consecutive quarters.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                                    PART III




Item 10.  Directors and Executive Officers of the Registrant


The information under the caption "Directors and Executive Officers" in the 1997 Proxy Statement is incorporated herein by reference.




Item 11.  Executive Compensation


The information under the caption "Compensation of Executive Officers" in the 1997 Proxy Statement is incorporated herein by reference.




Item 12.  Security Ownership of Certain Beneficial Owners and Management


The information under the caption "Security Ownership of Directors and Executive Officers" in the 1997 Proxy Statement is incorporated herein by reference.




Item 13.  Certain Relationships and Related Transactions


The information under the caption "Certain Transactions and Relationships" in the 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of Financial Statements and Schedules.

                                                                      Form 10-K
                                                                       Page(s)
                                                                      ---------
    1. Financial Statements.

         Independent Auditors' Report.                                    29

         Consolidated Balance Sheets as of December 31, 1996
           and 1995.                                                   30 to 31

         Consolidated Statements of Income for the Years ended
           December 31, 1996, 1995 and 1994.                              32

         Statements of Stockholders' Equity for the Years ended
           December 31, 1996, 1995 and 1994.                              33

         Consolidated Statements of Cash Flows for the Years ended
           December 31, 1996, 1995 and 1994.                              34

         Notes to Consolidated Financial Statements.                   35 to 57

    2. Schedules.

         Report of Independent Auditors on Schedules.                     64

            I  -  Summary of Investments-Other Than Investments in
                    Related Parties.                                      65

           II  -  Condensed Financial Information of Registrant.       66 to 69

          III  -  Supplementary Insurance Information.                    70

           IV  -  Reinsurance.                                            71

           VI  -  Supplemental Information.                               72

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.


    3. Executive Compensation Plans and Arrangements.

       ALLIED Group Restated and Amended Stock Option Plan (Incorporated by reference to Exhibit 10.19 to the Company's December 31, 1992 Form 10-K on file with the Commission), Exhibit 10.18.

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

       ALLIED Group Short Term Management Incentive Plan for 1996, (Incorporated by reference to Exhibit 10.49 to the Company's December 31, 1995 Form 10-K on file with the Commission), Exhibit 10.52.

       Amendment to Consulting Agreement between John E. Evans and ALLIED Group,
       Inc.,  ALLIED  Mutual  Insurance  Company,   and  ALLIED  Life  Financial
       Corporation, Exhibit 10.54.

       ALLIED  Group  Short Term  Management  Incentive  Plan for 1997,  Exhibit
       10.55.


(b) Reports on Form 8-K.

    None.


(c) Exhibits.

    NOTE: See "Index to Exhibits" on page number 74, which discloses the specific page numbers for the exhibits included in this Form 10-K.

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

       3.1 Amended and Restated Articles of Incorporation of ALLIED Group, Inc. as of May 1, 1996 (Incorporated by reference to Exhibit 3.1 to the Company's March 31, 1996 Form 10-Q on file with the Commission).

       3.2 Bylaws of the Company as of July 9, 1991, as amended March 3, 1992, October 14, 1993, December 14, 1994, and March 4, 1997.

    4. Instruments defining the rights of security holders including indentures.

       4.7 Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company, dated March 7, 1996. (Incorporated by reference to
              Exhibit 4.7 to the Company's December 31, 1995 Form 10-K on file with the Commission).

       4.8 Stock Purchase Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company dated December 30, 1994. (Incorporated by reference to Exhibit 4.8 to the Company's December 31, 1995 Form10-K on file with the Commission).

       4.9 Stock Purchase Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company dated December 29, 1995. (Incorporated by reference to Exhibit 4.9 to the Company's December 31, 1995 Form 10-K on file with the Commission).

       4.10 Stock Purchase Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company dated December 31, 1996.

   10. Material contracts.

       10.7 Amended and Restated Management Information Services Agreement between AMCO Insurance Company and certain of its affiliated companies.

       10.8 First Amendment to Amended and Restated Management Information Services Agreement.

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

       10.17  ALLIED  Group,   Inc.   Federal  Income  Tax  Sharing   Agreement.
              (Incorporated by reference to Exhibit 10.17 to the Company's December 31, 1995 Form 10-K on file with the Commission).

       10.18 ALLIED Group Restated and Amended Stock Option Plan (Incorporated by reference to Exhibit 10.19 to the Company's December 31, 1992 Form 10-K on file with the Commission).

       10.19 ALLIED Group, Inc. Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.20 to the Company's December 31, 1992 Form 10-K on file with the Commission).

       10.20  ALLIED  Group,   Inc.   Outside   Director   Stock  Purchase  Plan
              (Incorporated by reference to Exhibit 10.21 to the Company's December 31, 1992 Form 10-K on file with the Commission).

       10.21 ALLIED Group Executive Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's December 31, 1992 Form 10-K on file with the Commission).

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

       10.34 Second Amendment to the Term Credit Agreement and Guaranty, dated March 6, 1996 (Incorporated by reference to Exhibit 10.30 to the Company's March 31, 1996 Form 10-Q on file with the Commission).

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

       10.52 ALLIED Group Short Term Management Incentive Plan for 1996. (Incorporated by reference to Exhibit 10.52 to the Company's December 31, 1995 Form 10-K on file with the Commission).

       10.53 Property Special Catastrophe Excess Contract. (Incorporated by reference to Exhibit 10.53 to the Company's December 31, 1995 Form 10-K on file with the Commission).

       10.54 Amendment to Consulting Agreement between John E. Evans, and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation.

       10.55  ALLIED Group Short Term Management Incentive Plan for 1997.

       10.56 Amendment dated December 16, 1996, ALLIED Group, Inc. Long-Term Management Incentive Plan.

       10.57 Amendment dated February 11, 1997, ALLIED Group, Inc. Outside Director Stock Purchase Plan.

       10.58 Amendment dated February 11, 1997, ALLIED Group, Inc. Nonqualified Stock Option Plan.

       10.59 Amendment dated February 11, 1997, ALLIED Group, Inc. Restated and Amended Stock Option Plan.

       10.60 Amendment dated February 11, 1997, ALLIED Group, Inc. Long-Term Management Incentive Plan.

   11. Statement re computation of per share earnings.

   21. Subsidiaries of the Registrant.

   23. Consent of Independent Auditors.

   27. Financial Data Schedule.


(d) Financial Statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

    None.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES






The Board of Directors and Stockholders
ALLIED Group, Inc.:

Under date of February 3, 1997 we reported on the consolidated balance sheets of ALLIED Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules listed in Part IV, Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                 /s/ KPMG Peat Marwick LLP
                                               ---------------------------------
                                                     KPMG Peat Marwick LLP

Des Moines, Iowa
February 3, 1997

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1996



                                                                                                   Amount at
                                                                              Market            which shown in
           Type of investment                         Cost                    value            the balance sheet
           ------------------                     --------------          --------------       -----------------
Fixed maturities - bonds
  U.S. Government and government
   agencies and authorities                       $  226,803,182          $  232,146,545        $  232,146,545
  States, municipalities, and
   political subdivisions                            327,486,502             336,720,302           336,720,302
  Foreign governments                                  2,064,095               2,086,600             2,086,600
  All other corporate bonds                          218,812,683             221,314,427           221,314,427
                                                  --------------          --------------        --------------

     Total fixed maturities                          775,166,462          $  792,267,874           792,267,874
                                                  --------------          ==============        --------------

Equity securities
  Common stock
   Public utilities                                      476,499                 465,446               465,446
   Banks, trust and insurance companies                4,128,094               4,608,693             4,608,693
   Industrial, miscellaneous and all other            10,678,499              12,715,884            12,715,884
  Nonredeemable preferred stocks                       2,597,280               2,594,309             2,594,309
                                                  --------------          --------------        --------------
     Total equity securities                          17,880,372          $   20,384,332            20,384,332
                                                  --------------          ==============        --------------

Other long-term  investments                                 ---                                           ---
Short-term investments                                 6,992,430                                     6,992,430
                                                  --------------                                --------------

        Total investments                         $  800,039,264                                $  819,644,636
                                                  ==============                                ==============


                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                           December 31, 1996 and 1995


Assets                                                                         1996                  1995
                                                                          --------------        --------------
  Indebtedness from affiliates                                            $    2,067,575        $    4,768,770
  Accrued investment income                                                        6,078                72,518
  Short-term investments                                                       2,040,475             6,021,020
  Fixed maturities at fair value
    (amortized cost $74,788 in 1996 and $8,976,639 in 1995)                       74,773             9,080,124
  Equity securities at fair value (cost $2,567,741 in 1996 and
    $1,790,896 in 1995)                                                        3,356,145             2,071,834
  Investment in subsidiaries at equity (note 1)                              390,149,644           362,026,479
  Current income taxes recoverable                                               972,757                79,129
  Deferred income taxes                                                          246,677               110,152
  Other assets                                                                 1,224,474               551,593
                                                                          --------------        --------------

     Total assets                                                         $  400,138,598        $  384,781,619
                                                                          ==============        ==============


Liabilities

  Guarantee of ESOP obligations                                           $   24,370,000        $   26,270,000
  Other liabilities                                                            5,177,116             6,926,145
                                                                          --------------        --------------

     Total liabilities                                                        29,547,116            33,196,145
                                                                          --------------        --------------

Stockholders' Equity

  Preferred  stock,  no par value,  issuable  in series, authorized
    7,500,000 shares; issued and outstanding 1,827,222 shares
    in 1996 and 4,819,932 in 1995                                             37,812,387            83,647,674
  Common stock, no par value, $1 stated value, authorized
    40,000,000 shares; issued and outstanding 20,382,954 in
    1996 and 9,444,646 in 1995                                                20,382,954             9,444,646
  Additional paid-in capital                                                 126,078,569           104,595,912
  Retained earnings                                                          195,276,063           159,469,625
  Unrealized appreciation of investments (net
    of deferred income tax expense of $6,906,819
    and $9,906,744)                                                           12,698,554            18,335,633
  Unearned compensation related to ESOP                                      (21,657,045)          (23,908,016)
                                                                          --------------        --------------

     Total stockholders' equity                                              370,591,482           351,585,474
                                                                          --------------        --------------

       Total liabilities and stockholders' equity                         $  400,138,598        $  384,781,619
                                                                          ==============        ==============

            See accompanying Notes to Condensed Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 1996, 1995, and 1994




                                                                      1996               1995              1994
                                                                  -------------      -------------     -------------
Revenues

  Equity in undistributed earnings of subsidiaries (note 1)       $  25,918,314      $  38,478,651     $  38,772,373

  Dividends received from subsidiaries (note 1)                      24,631,481         12,985,307         8,866,550

  Employee leasing income                                            99,771,562         93,265,042        83,265,394

  Realized investment gains (losses)                                   (132,737)           405,654           (43,024)

  Investment income                                                     590,435            654,489           452,030

  Other income                                                           56,167             47,621            53,018
                                                                  -------------      -------------     -------------

                                                                    150,835,222        145,836,764       131,366,341
                                                                  -------------      -------------     -------------

Expenses

  Salaries, benefits, payroll taxes and other
    employee leasing costs                                           98,322,653         91,929,248        82,177,291

  Operating expenses                                                  1,725,301          1,375,281         2,067,786

  Interest expense                                                      183,182              4,014            24,060
                                                                  -------------      -------------     -------------

                                                                    100,231,136         93,308,543        84,269,137
                                                                  -------------      -------------     -------------

     Income from operations before income taxes                      50,604,086         52,528,221        47,097,204

  Income tax expense (benefit)                                         (480,127)           151,392          (527,792)
                                                                  -------------      -------------     -------------

     Net income                                                   $  51,084,213      $  52,376,829     $  47,624,996
                                                                  =============      =============     =============








            See accompanying Notes to Condensed Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995, and 1994

                                                                1996               1995               1994
                                                           --------------     --------------     -------------
Cash flows from operating activities:
  Net income                                               $   51,084,213     $   52,376,829     $  47,624,996
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Equity in undistributed earnings                         (25,918,314)       (38,478,651)      (38,772,373)
     Realized investment (gains) losses                           132,737           (405,654)           43,024
     Indebtedness from affiliates                               2,701,195         (1,339,475)       (1,359,725)
     Accrued investment income                                     66,440             (6,665)           19,629
     Cost of ESOP shares allocated                              2,250,971          2,213,911         1,751,994
     Current                                                     (893,628)           190,468         2,110,615
     Deferred                                                    (292,999)          (656,689)          597,191
     Other, net                                                (4,336,578)           529,635         1,272,665
                                                            -------------     --------------      ------------

        Net cash provided by operating activities              24,794,037         14,423,709        13,288,016
                                                            -------------     --------------      ------------

Cash flows from investing activities:
  Investments in subsidiaries                                  (8,081,482)               539               350
  Purchase of fixed maturities                                        ---         (3,276,014)      (16,030,000)
  Purchase of equity securities                                  (854,643)        (1,630,622)         (813,638)
  Short-term investments, net                                   3,980,545         (3,500,734)          199,744
  Sale of fixed maturities                                      8,602,567                ---         7,487,290
  Maturities, calls, and principal reductions
   of fixed maturities                                            167,853            235,608        11,809,815
  Sale of equity securities                                        83,220          2,045,080           214,660
                                                            -------------     --------------     -------------
     Net cash provided by (used in) investing activities        3,898,060         (6,126,143)        2,868,221
                                                            -------------     --------------     -------------

Cash flows from financing activities:
  Issuance of preferred stock                                         ---            699,559           794,133
  Issuance of common stock                                      3,110,431          3,497,199         1,128,345
  Repurchase of common stock                                  (16,524,753)               ---        (6,360,128)
  Dividends paid to stockholders, net of income tax benefit   (15,277,775)       (12,659,236)      (11,795,038)
                                                            -------------     --------------     -------------

     Net cash used in financing activities                    (28,692,097)        (8,462,478)      (16,232,688)
                                                            -------------     --------------     -------------

Net decrease in cash                                                  ---           (164,912)          (76,451)
  Cash beginning of year                                              ---            164,912           241,363
                                                            -------------     --------------     -------------
  Cash end of year                                         $          ---     $          ---     $     164,912
                                                            =============     ==============     =============


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

(1)  The  Company's  investment  in  subsidiaries,   undistributed  earnings  of
     subsidiaries, and dividends received from subsidiaries are shown by segment below:

                                                Property-         Excess &
                                                casualty           Surplus           Other             Total
                                             ---------------   --------------    --------------   --------------
          Year ended
       December 31, 1996
       -----------------
   Investment in subsidiaries                $   324,239,950   $   42,083,857    $   23,825,837   $  390,149,644

   Equity in undistributed
     earnings of subsidiaries                $    19,074,658   $    5,680,219    $    1,163,437   $   25,918,314

   Dividends received from
     subsidiaries                            $    23,672,759   $          ---    $      958,722   $   24,631,481


          Year ended
       December 31, 1995
       -----------------

   Investment in subsidiaries                $   293,167,247   $   37,291,129    $   31,568,103   $  362,026,479

   Equity in undistributed
     earnings of subsidiaries                $    33,655,150   $    3,516,974    $    1,306,527   $   38,478,651

   Dividends received from
     subsidiaries                            $    12,011,307   $          ---    $      974,000   $   12,985,307


          Year ended
       December 31, 1994
       -----------------

   Investment in subsidiaries                $   239,722,727   $   31,341,143    $   29,451,702   $  300,515,572

   Equity in undistributed
     earnings of subsidiaries                $    31,614,854   $    3,634,920    $    3,522,599   $   38,772,373

   Dividends received from
     subsidiaries                            $     7,799,550   $          ---    $    1,067,000   $    8,866,550


                       ALLIED Group, Inc. and Subsidiaries


                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION

                  Years ended December 31, 1996, 1995, and 1994

                                Reserves for                                                Amortization
                     Deferred    losses and                                      Losses     of deferred    Other
                      policy        loss                               Net      and loss       policy     under-
                   acquisition    adjusting   Unearned    Earned    investment  adjusting   acquisition   writing    Written
    Segments           costs      expenses    premiums   premiums     income     expenses      costs      expenses   premiums
                   -----------  ------------  ---------  ---------  ----------  ----------  ------------  --------  ----------
                                                                        (in thousands)
      1996
Property-casualty  $    43,681  $    303,014  $ 202,378  $ 466,211  $   42,296  $  335,511  $    102,566  $ 18,193  $  488,189
Excess & Surplus         2,990        59,177     18,218     27,314       6,241      17,484         5,749     2,272      28,417
Other operations           ---           ---        ---        ---         756         ---           ---       ---         ---
Eliminations               ---           ---        ---        ---         (71)        ---           ---       (27)        ---
                   -----------  ------------  ---------  ---------  ----------  ----------  ------------  --------  ----------

  Consolidated     $    46,671  $    362,191  $ 220,596  $ 493,525  $   49,222  $  352,995  $    108,315  $ 20,438  $  516,606
                   ===========  ============  =========  =========  ==========  ==========  ============  ========  ==========

      1995
Property-casualty  $    38,846  $    285,385  $ 180,217  $ 425,838  $   39,110  $  295,583  $     93,684  $ 18,859  $  440,838
Excess & Surplus         2,842        56,479     16,244     29,661       5,830      22,357         6,436     1,724      30,606
Other operations           ---           ---        ---        ---       2,302         ---           ---       ---         ---
Eliminations               ---           ---        ---        ---         ---         ---           ---       ---         ---
                   -----------  ------------  ---------  ---------  ----------  ----------  ------------  --------  ----------
  Consolidated     $    41,688  $    341,864  $ 196,461  $ 455,499  $   47,242  $  317,940  $    100,120  $ 20,583  $  471,444
                   ===========  ============  =========  =========  ==========  ==========  ============  ========  ==========

      1994
Property-casualty  $    35,546  $    260,420  $ 164,938  $ 386,732  $   35,279  $  268,376  $     85,081  $ 23,466  $  403,066
Excess & Surplus         2,723        50,576     15,175     25,786       5,242      18,568         5,777     1,659      27,026
Other operations           ---           ---        ---        ---         549         ---           ---       ---         ---
Eliminations               ---           ---        ---        ---         ---         ---           ---       (35)        ---
                   -----------  ------------  ---------  ---------  ----------  ----------  ------------  --------  ----------
  Consolidated     $    38,269  $    310,996  $ 180,113  $ 412,518  $   41,070  $  286,944  $     90,858  $ 25,090  $  430,092
                   ===========  ============  =========  =========  ==========  ==========  ============  ========  ==========


                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE IV
                                   REINSURANCE
                  Years ended December 31, 1996, 1995, and 1994



                                                                                                    Percentage
                                                    Ceded            Assumed                         of amount
                                    Gross         to other         from other          Net          assumed to
                                   amount         companies       companies (1)      amount             net
                               -------------   --------------  -----------------  --------------  --------------
                                                               (in thousands)
         1996
Premiums:
   Property-casualty           $     497,099   $      293,986  $         263,098  $      466,211        56.4%
   Excess & surplus lines             37,639           10,325                ---          27,314         ---
                               -------------   --------------  -----------------  --------------

     Total premiums            $     534,738   $      304,311  $         263,098  $      493,525        53.3%
                               =============   ==============  =================  ==============


         1995
Premiums:
   Property-casualty           $     435,223   $      265,571  $         256,186  $      425,838        60.2%
   Excess & surplus lines             37,184            7,523                ---          29,661         ---
                               -------------   --------------  -----------------  --------------

     Total premiums            $     472,407   $      273,094  $         256,186  $      455,499        56.2%
                               =============   ==============  =================  ==============


         1994
Premiums:
   Property-casualty           $     383,510   $      242,490  $         245,712  $      386,732        63.5%
   Excess & surplus lines             32,257            6,471                ---          25,786         ---
                               -------------   --------------  -----------------  --------------

     Total premiums            $     415,767   $      248,961  $         245,712  $      412,518        59.6%
                               =============   ==============  =================  ==============



(1) See note 6 of Notes to  Consolidated  Financial  Statements  for  additional
    information  on  amounts  assumed  from  ALLIED  Mutual  Insurance   Company
    in accordance with the affiliated reinsurance pooling agreement.

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE VI
                            SUPPLEMENTAL INFORMATION
                  Years ended December 31, 1996, 1995, and 1994



                                                                      Losses and loss
                                               Discount             adjusting expenses
                                                if any               incurred related to            Paid losses
                                               deducted       --------------------------------       and loss
                                                 from              Current            Prior          adjusting
       Segment                                 reserves             year             years           expenses
       -------                             ---------------    --------------     -------------    --------------
                                                                       (in thousands)
       1996
Property-casualty                          $           ---    $      334,245     $       1,266    $      315,987
Excess & surplus lines                                 ---            19,430            (1,946)           15,284
                                           ---------------    --------------     -------------    --------------

   Total                                   $           ---    $      353,675     $        (680)   $      331,271
                                           ===============    ==============     =============    ==============


       1995

Property-casualty                          $           ---    $      294,176     $       1,407    $      270,373
Excess & surplus lines                                 ---            21,780               577            15,302
                                           ---------------    --------------     -------------    --------------

   Total                                   $           ---    $      315,956     $       1,984    $      285,675
                                           ===============    ==============     =============    ==============



       1994

Property-casualty                          $           ---    $      271,723     $      (3,347)   $      245,416
Excess & surplus lines                                 ---            16,851             1,717            16,904
                                           ---------------    --------------     -------------    --------------

   Total                                   $           ---    $      288,574     $      (1,630)   $      262,320
                                           ===============    ==============     =============    ==============


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         ALLIED Group, Inc.
                                                           (Registrant)


Date:  March 4, 1997                           By          /s/  Jamie H. Shaffer
                                               ---------------------------------
                                               Jamie H. Shaffer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


By:   /s/  Douglas L. Andersen          By:  /s/  Jamie H. Shaffer              By:  /s/  John E. Evans
------------------------------------    -----------------------------------     -----------------------------
Douglas L. Andersen                     Jamie H. Shaffer                        John E. Evans
President, CEO, and Director            Senior Vice President, CFO              Chairman of the Board
March 4, 1997                           and Treasurer                           and Director
                                        March 4, 1997                           March 4, 1997


By:   /s/  James W. Callison            By:  /s/  Harold S. Carpenter           By:
------------------------------------    -----------------------------------     -----------------------------
James W. Callison                       Harold S. Carpenter                     Charles I. Colby
Director                                Director                                Director
March 4, 1997                           March 4, 1997                           March 4, 1997



By:   /s/  Harold S. Evans              By:                                     By:
------------------------------------    -----------------------------------     -----------------------------
Harold S. Evans                         Richard O. Jacobson                     John P. Taylor
Director                                Director                                Director
March 4, 1997                           March 4, 1997                           March 4, 1997



By:   /s/  William E. Timmons           By:
------------------------------------    -----------------------------------
William E. Timmons                      Donald S. Willis
Director                                Director
March 4, 1997                           March 4, 1997



                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS


Exhibit
Number            Item                                                     Page

  3.2     Bylaws of the Company as of July 9, 1991, as amended March 3,
          1992, October 14, 1993, December 14, 1994, and March 4, 1997      75

  4.10    Stock Purchase Agreement between ALLIED Group, Inc. and State
          Street Bank and Trust Company dated December 31, 1996             94

 10.7 Amended and Restated Management Information Services Agreement between ALLIED Group Information Systems, Inc. and certain of
          its affiliated companies dated January 1, 1995                    107

 10.8     First Amendment to Amended and Restated Management Information
          Services Agreement                                                122

 10.54    Amendment to Consulting Agreement John E. Evans and ALLIED
          Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life
          Financial Corporation                                             125

 10.55    ALLIED Group Short Term Management Incentive Plan for 1997        126

 10.56    Amendment dated December 16, 1996, ALLIED Group, Inc. Long-Term
          Management Incentive Plan                                         134

 10.57    Amendment dated February 11, 1997, ALLIED Group, Inc. Outside
          Director Stock Purchase Plan                                      135

 10.58    Amendment dated February 11, 1997, ALLIED Group, Inc.
          Nonqualified Stock Option Plan                                    136

 10.59    Amendment dated February 11, 1997, ALLIED Group, Inc. Restated
          and Amended Stock Option Plan                                     137

 10.60    Amendment dated February 11, 1997, ALLIED Group, Inc. Long-Term
          Management Incentive Plan                                         138

 11       Statement re Computation of Per Share Earnings                    139

 21       Subsidiaries of the Registrant                                    140

 23       Consent of Independent Auditors                                   141

 27       Financial Data Schedule                                           142