Form 10-Q
period 1997-03-31
ALLIED GROUP INC
filed 1997-05-06
CIK 774624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997:

                       20,225,320 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                                         ALLIED Group, Inc. and Subsidiaries
                                             Consolidated Balance Sheets

                                                                                 March 31,         December 31,
                                                                                   1997               1996
                                                                              --------------      -------------
                                                                                        (in thousands)
Assets

   Investments

     Fixed maturities at fair value (amortized cost
      $774,254 in 1997 and $775,166 in 1996)                                  $      779,531      $     792,268

     Equity securities at fair value
      (cost $32,731 in 1997 and $17,880 in 1996)                                      35,808             20,384

     Short-term investments at cost (note 2)                                           7,682              6,993
                                                                              --------------      -------------


       Total investments                                                             823,021            819,645


   Cash                                                                                3,038              1,067

   Accrued investment income                                                          11,440             11,563

   Accounts receivable                                                                93,707             84,706

   Current income taxes recoverable                                                      ---              2,878

   Reinsurance receivables for losses
    and loss adjusting expenses                                                       19,207             18,183

   Mortgage loans held for sale (note 3)                                              11,081             12,054

   Deferred policy acquisition costs                                                  47,331             46,671

   Prepaid reinsurance premiums                                                        8,118              7,838

   Mortgage servicing rights                                                          32,473             33,094

   Deferred income taxes                                                               2,770                ---

   Other assets                                                                       37,007             39,960
                                                                              --------------      -------------

       Total assets                                                           $    1,089,193      $   1,077,659
                                                                              ==============      =============







      See accompanying Notes to Interim Consolidated Financial Statements.

                                         ALLIED Group, Inc. and Subsidiaries
                                             Consolidated Balance Sheets



                                                                                 March 31,         December 31,
                                                                                   1997               1996
                                                                              --------------      -------------
                                                                                        (in thousands)
Liabilities

   Losses and loss adjusting expenses                                         $      367,888      $     362,191

   Unearned premiums                                                                 223,849            220,596

   Indebtedness to affiliates                                                          1,268              2,130

   Notes payable to nonaffiliates (note 3)                                            36,193             31,744

   Notes payable to affiliates (note 2)                                                5,500              2,350

   Guarantee of ESOP obligations                                                      24,370             24,370

   Current income taxes                                                                3,057                ---

   Deferred income taxes                                                                 ---              2,244

   Other liabilities                                                                  58,760             61,443
                                                                              --------------      -------------

       Total liabilities                                                             720,885            707,068
                                                                              --------------      -------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized 7,500 shares

     6-3/4% Series, 1,827 shares issued and outstanding                               37,812             37,812

   Common stock, no par value, $1 stated value, authorized
    40,000 shares, issued and outstanding 20,211 shares in
    1997 and 20,383 shares in 1996 (note 4)                                           20,211             20,383

   Additional paid-in capital                                                        118,783            126,078

   Retained earnings                                                                 207,131            195,276

   Unrealized appreciation of investments (net of deferred
    income tax expense of $2,973 in 1997 and $6,907 in 1996)                           5,381             12,699

   Unearned compensation related to ESOP                                             (21,010)           (21,657)
                                                                              --------------      -------------

       Total stockholders' equity                                                    368,308            370,591
                                                                              --------------      -------------

         Total liabilities and stockholders' equity                           $    1,089,193      $   1,077,659
                                                                              ==============      =============







      See accompanying Notes to Interim Consolidated Financial Statements.

                                        ALLIED Group, Inc. and Subsidiaries
                                         Consolidated Statements of Income


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             -----------------------------------
                                                                                   1997               1996
                                                                             ----------------    ---------------
                                                                            (in thousands, except per share data)
Revenues

   Earned premiums                                                           $        131,867    $       118,870

   Investment income                                                                   12,652             12,119

   Realized investment gains (losses)                                                      (7)                 8

   Other income (note 2)                                                               14,233             12,338
                                                                             ----------------    ---------------

                                                                                      158,745            143,335
                                                                             ----------------    ---------------
Losses and expenses

   Losses and loss adjusting expenses                                                  87,891             80,982

   Amortization of deferred policy acquisition costs                                   28,938             26,162

   Other underwriting expenses                                                          5,518              6,214

   Other expenses                                                                      13,426             10,026

   Interest expense                                                                       395                167
                                                                             ----------------    ---------------
                                                                                      136,168            123,551
                                                                             ----------------    ---------------
Income before income taxes and minority interest                                       22,577             19,784
                                                                             ----------------    ---------------

Income taxes

   Current                                                                              7,614              4,990

   Deferred                                                                            (1,081)               846
                                                                             ----------------    ---------------
                                                                                        6,533              5,836
                                                                             ----------------    ---------------

Income before minority interest                                                        16,044             13,948

   Minority interest in net income
     of consolidated subsidiary                                                           102                ---
                                                                             ----------------    ---------------

Net income                                                                   $         15,942    $        13,948
                                                                             ================    ===============
Net income applicable to common stock                                        $         15,063    $        12,474
                                                                             ================    ===============
Earnings per share

   Primary                                                                   $            .74    $           .78
                                                                             ================    ===============
   Fully diluted                                                             $            .74    $           .63
                                                                             ================    ===============


      See accompanying Notes to Interim Consolidated Financial Statements.

                                        ALLIED Group, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             -----------------------------------
                                                                                   1997                1996
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Cash flows from operating activities
   Net income                                                                $         15,942    $        13,948
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Realized investment gains                                                              7                 (8)
     Depreciation and amortization                                                      2,449              2,620
     Indebtedness with affiliates                                                        (862)             1,738
     Accounts receivable, net                                                         (10,025)            (3,278)
     Accrued investment income                                                            123               (215)
     Deferred policy acquisition costs                                                   (660)              (220)
     Mortgage loans held for sale, net                                                 (2,738)              (781)
     Other assets                                                                       2,927                258
     Losses and loss adjusting expenses                                                 5,697                684
     Unearned premiums, net                                                             2,973                738
     Cost of ESOP shares allocated                                                        647                559
     Current income taxes                                                               5,935              3,610
     Deferred income taxes                                                             (1,081)               846
     Other, net                                                                        (2,101)            (3,614)
                                                                             ----------------    ---------------
         Net cash provided by operating activities                                     19,233             16,885
                                                                             ----------------    ---------------
Cash flows from investing activities
   Purchase of fixed maturities                                                       (29,641)           (32,565)
   Purchase of equity securities                                                      (14,901)            (2,823)
   Purchase of equipment                                                               (1,837)            (4,234)
   Sale of fixed maturities                                                             5,069                ---
   Maturities, calls, and principal reductions of fixed maturities                     24,895             28,172
   Sale of equity securities                                                               52                 44
   Short-term investments, net                                                           (689)              (838)
   Sale of equipment                                                                       35                 44
                                                                             ----------------    ---------------
         Net cash used in investing activities                                        (17,017)           (12,200)
                                                                             ----------------    ---------------

Cash flows from financing activities
   Notes payable to nonaffiliates, net                                                  8,160             (1,099)
   Notes payable to affiliates, net                                                     3,150               (575)
   Issuance of common stock                                                               636                529
   Repurchase of common stock                                                          (7,012)               ---
   Minority interest in additional paid-in capital                                     (1,092)               ---
   Dividends paid to stockholders, net of income tax benefit                           (4,087)            (4,200)
                                                                             ----------------    ---------------
         Net cash used in by financing activities                                        (245)            (5,345)
                                                                             ----------------    ---------------
Net increase (decrease) in cash                                                         1,971               (660)
   Cash at beginning of year                                                            1,067              1,465
                                                                             ----------------    ---------------

   Cash at end of quarter                                                    $          3,038    $           805
                                                                             ================    ===============


      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements include the accounts of ALLIED Group, Inc. (the Company) and its subsidiaries. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are in the opinion of management necessary for fair presentation of the results for the interim periods. All such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated. The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

At March 31, 1997, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 26.2% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.4% of the outstanding voting stock of the Company.

   Minority interest

The minority interest in a subsidiary represents the minority common stockholders' proportionate share of the net assets and results of operations of the majority-owned mortgage banking subsidiary. Options exercised by key employees of the mortgage banking subsidiary resulted in a 20% ownership in the outstanding common stock of the subsidiary on January 2, 1997. No additional options are outstanding. The minority interest in the subsidiary was $1.9 million and is included in other liabilities. This transaction did not have a material impact on the Company's financial position, results of operations, or liquidity.

   Earnings per share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share" in February of 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock effective for annual periods ending after December 15, 1997. Early application is not permitted, but pro forma disclosure is allowed under SFAS 128. Presented below are the pro forma EPS that the Company would have reported for the three months ended March 31, 1997 and 1996 under SFAS 128.

                                                     1997              1996
                                                    -----             -----
                          Basic EPS                 $0.74             $0.78
                          Diluted EPS                0.73              0.61


(2) Transactions with Affiliates

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, benefits, taxes, and expenses associated with the employees it leases. For the three months ended March 31, 1997 and 1996, the Company received revenues of $651,000 and $648,000 for employees leased to affiliates, respectively, which are included in other income.

Subsidiaries of the Company provide data processing and other services for ALLIED Mutual and its subsidiaries. Included in other income are revenues of $490,000 and $506,000 relating to services performed for ALLIED Mutual and its subsidiaries for the first three months of 1997 and 1996, respectively.

Effective January 1, 1997, the Company's property-casualty subsidiaries entered into a property catastrophe reinsurance agreement with ALLIED Mutual and a nonaffiliated reinsurer. ALLIED Mutual's participation in the agreement is 90%. The reinsurance agreement is an aggregate catastrophe program that covers pooled losses up to $30 million in excess of $20 million in the aggregate for any one quarter or in excess of $50 million in the aggregate for any one year. Premiums paid by the property-casualty segment to ALLIED Mutual were $720,000 in the first three months of 1997. The property-casualty segment had no recoveries from ALLIED Mutual under the agreement in the first quarter of 1997.

Prior to 1997, ALLIED Mutual participated with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement that covered the property-casualty segment's share of pooled losses up to $5 million in excess of $5 million. ALLIED Mutual's participation in such agreement was 90%. Effective December 31, 1996, this agreement was canceled. Premiums paid by the property-casualty segment to ALLIED Mutual were $388,000 in the first quarter of 1996. There were recoveries of prior-year losses from ALLIED Mutual under this agreement of $35,000 in the first three months of 1997 and no recoveries for the same period in 1996.

The Company invests excess cash in a short-term investment fund with other affiliated companies. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly-owned subsidiary of ALLIED Mutual, is the fund administrator. At March 31, 1997, the Company had $7.4 million invested in the fund and had several short-term unsecured notes payable to the fund totaling $5.5 million. The interest rates on the borrowings ranged from 5.6% to 8.5%.

The Company had interest income from affiliates of $125,000 and $166,000 in the first three months of 1997 and 1996, respectively. Interest paid to affiliates was $74,000 and $53,000 in the first three months of 1997 and 1996, respectively.

(3) Notes Payable to Nonaffiliates

At March 31, 1997, the mortgage banking subsidiary had borrowed $16 million under the terms of three separate mortgage loan warehousing agreements with different commercial banks. Under the terms of the agreements, the subsidiary can borrow up to the lesser of $67 million or 98% of the mortgage credit borrowing base. The outstanding borrowings were secured by $11.1 million of pledged mortgage loans held for sale, mortgage servicing rights on loans with a principal balance of $2.8 billion, and foreclosure loans. Interest rates applicable to the mortgage loan warehousing agreements vary with the level of investable deposits maintained at the respective commercial banks.

The mortgage banking subsidiary also had $12 million of 8.4% senior secured notes outstanding as of March 31, 1997. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1.5 million each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $3 million committed credit facility through a line of credit agreement with AMCO Insurance Company (AMCO) that expires February 27, 1998. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks, which was 5.7% at March 31, 1997. AMCO had an outstanding balance under this line of credit of $3 million at March 31, 1997. AMCO also had $5.2 million outstanding at the end of the first quarter on an uncommitted basis. The borrowings were secured by United States Government securities with a carrying value of $9.9 million.

(4) Common Stock

During the first three months of 1997, the Company canceled 197,200 shares of its common stock purchased on the open market at an average price per share of $35.56. The first 57,000 shares were repurchased under a program approved by the

Board of Directors (Board) on July 15, 1996 and completed on March 13, 1997. The remaining 140,200 shares were repurchased under a program approved by the Board on March 4, 1997, whereby an additional 250,000 shares of common stock were authorized to be repurchased pursuant to SEC Rule 10b-18. The actual number of shares to be repurchased is dependent upon market conditions, and the program may be terminated at the Company's discretion.

 (5) Segment Information

The Company's principal products, services, and effect on revenues, income before income taxes and minority interest, and assets are identified by segment.

    Property-casualty--Predominantly private passenger automobile, homeowners, and small commercial lines of insurance.

    Excess  &  surplus  lines--Primarily   commercial  casualty  and  commercial
    property lines of insurance coverage that standard insurers are unable or unwilling to provide.

    Eliminations   and   other--Eliminations   between   segments   plus   other
    noninsurance   operations  not  reported  as  segments  (including  mortgage banking, data processing, and employee lease fees from affiliates).


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             -----------------------------------
                                                                                   1997                1996
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Revenues *
   Property-casualty                                                         $        135,838    $       123,874
   Excess & surplus lines                                                               9,615              8,682
   Eliminations and other                                                              13,292             10,779
                                                                             ----------------    ---------------
        Total                                                                $        158,745    $       143,335
                                                                             ================    ===============

Income before income taxes and minority interest *
   Property-casualty                                                         $         21,041    $        17,450
   Excess & surplus lines                                                               2,065              1,748
   Eliminations and other                                                                (529)               586
                                                                             ----------------    ---------------
        Total                                                                $         22,577    $        19,784
                                                                             ================    ===============

                                                                                 March 31,         December 31,
                                                                                   1997                1996
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Assets
   Property-casualty                                                         $        937,697    $       917,537
   Excess & surplus lines                                                             135,693            131,405
   Eliminations and other                                                              15,803             28,717
                                                                             ----------------    ---------------
        Total                                                                $      1,089,193    $     1,077,659
                                                                             ================    ===============
*  Including realized investment gains or losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following analysis of the consolidated results of operations and financial condition of ALLIED Group, Inc. (the Company) should be read in conjunction with the interim consolidated financial statements and related footnotes included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Company, a regional insurance holding company, and its subsidiaries operate exclusively in the United States and primarily in the central and western states. The largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. The property-casualty insurance segment, accounted for 85.6% and 86.4% of consolidated revenues for the three months ended March 31, 1997 and 1996, respectively.

The property-casualty segment participates in a reinsurance pooling agreement with ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company. The agreement generally provides that the property-casualty insurance business is combined and then prorated among the participants according to predetermined percentages. Participation percentages are based on certain factors such as capitalization and business produced by the respective companies. The segment's participation in the reinsurance pool has been 64% since January 1, 1993.

The operating results of the property-casualty insurance industry are subject to significant fluctuations from quarter to quarter and from year to year due to, but not limited to, the effect of competition on pricing, the frequency and severity of losses incurred in connection with weather-related and other catastrophic events, adequacy of reserves, general economic and business conditions, and other factors such as changes in tax laws and the regulatory environment.

Results of Operations

Consolidated revenues for the three months ended March 31, 1997 were $158.7 million, up 10.8% over the $143.3 million reported for the first three months of 1996. The increase occurred primarily because of the growth in earned premiums (10.9%) for the three months ended March 31, 1997.

Income before income taxes for the first three months of 1997 was up to $22.6 million from $19.8 million for the same period in 1996. The increase was due to higher revenues, lower underwriting expense, and improved loss experience in the first quarter of 1997.

Net income was up 14.3% to $15.9 million, bringing fully diluted earnings per share to $0.74 for the three months ended March 31, 1997, from $13.9 million ($0.63 per share) for the corresponding period in 1996. Fully diluted earnings per share before realized investment gains and losses were $0.74 for the first three months of 1997 compared with $0.62 for the same period of 1996.

Book value per share at March 31, 1997 remained unchanged at $17.39 compared to December 31, 1996. Growth in the book value per share was constrained by the cost of the stock repurchase program, the increase in the dividends, and the effect of higher interest rates on the investment portfolio. The fair value of investments in fixed maturities were $5.3 million above amortized cost at March 31, 1997 compared to $17.1 million above amortized cost at December 31, 1996. If the investments in fixed maturity were reported at amortized cost, the book value would have been $17.22 at March 31, 1997 compared to $16.85 at December 31, 1996.

   Property-casualty

Net written premiums for the pool (including ALLIED Mutual) totaled $199.5 million, a 12.4% increase over production in the first three months of 1996. The average premium per policy for personal lines was up 3.8% from the first three months of 1996 to $603 while the policy count grew 8.7%. The average premium per policy for commercial lines excluding crop-hail increased 4.4% from the first three months of 1996 to $1,128 and the policy count was up 4.4%. Earned premiums for the property-casualty segment were 67.9% personal lines and 32.1% commercial lines in the first three months of 1997. The business mix for the first three months of 1996 was 66.5% personal lines and 33.5% commercial lines.

Revenues for the property-casualty segment increased to $135.8 million from $123.9 million for the three months ended March 31, 1997 and 1996, respectively. Direct earned premiums for the segment were $135.2 million for the first three months of 1997 compared with $116.6 million one year earlier. Earned premiums increased 11% for the first three months of 1997 to $123.9 million from $111.7 million. The increase resulted primarily from growth in insurance exposure.

Investment income for the first three months of 1997 was $10.9 million compared to $10.3 million for the same period in 1996. The pretax yield on invested assets was 6.1% and 6.3% for the three months ended March 31, 1997 and 1996, respectively. Realized investment losses were $6,000 in the first quarter of 1997 compared with realized gains of $8,000 in the first three months of 1996. Other income for the first three months of 1997 and 1996 was $1 million and $1.9 million, respectively.

Income before income taxes increased to $21 million from $17.5 million in the first three months of 1996. The increase was due to the growth in revenues, improved loss experience, and lower underwriting expense in the first quarter of 1997.

The statutory combined ratio (after policyholder dividends) for the first three months of 1997 was 92.5 compared to 95.2 reported in the first three months of 1996. The improvement in the combined ratio was attributed to a 1.5-point decrease in the three month loss and loss adjusting expense ratio and a 1.2-point decrease in underwriting expense ratio. Lower wind and hail losses account for half of the improvement in the loss and loss adjusting expense ratio. Wind and hail losses for the first three months of 1997 decreased to $2.7 million from $3.6 million for the same period of 1996. The impact of wind and hail losses on the combined ratio was 2.2 points and 3.2 points for the three months ended March 31, 1997 and 1996, respectively. The generally accepted accounting principles (GAAP) underwriting gain was $9.1 million compared with a gain of $5.3 million for the first three months of 1996. On a fully diluted basis, the impact of wind and hail losses on the results of operations was $0.09 per share versus $0.11 per share in the first three months of 1996.

The following table presents the property-casualty's statutory combined ratio by line of business for the three months ended March 31, 1997 and 1996:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     ------------------
                                                                                      1997         1996
                                                                                     -----        -----
         Personal automobile                                                          95.4          98.2
         Homeowners                                                                   90.1          97.2

           Personal lines                                                             93.9          97.9

         Commercial automobile                                                       105.3         100.5
         Workers' compensation                                                        85.8          69.0
         Other property/liability                                                     87.1          93.2
         Other lines                                                                  61.3          56.7

           Commercial lines                                                           89.4          89.7

              Total                                                                   92.5          95.2

The personal auto statutory combined ratio improved to 95.4 for the first three months of 1997 from 98.2 for the same period in 1996. The improvement was due to a 1.5-point decrease in the loss and loss adjusting expense ratio and a decrease of 1.4-point in the underwriting expense ratio. The statutory combined ratio for the homeowners line was 90.1 for the first three months of 1997 compared with
97.2 for the same period of 1996. The improvement was primarily due to a 6.4-point decrease in the loss and loss adjusting expense ratio. The impact of lower wind and hail losses on the combined ratio for the homeowners line decreased to 5.7-points from 9.2-points for the first three months of 1996. Overall, the personal lines statutory combined ratio decreased to 93.9 in the first three months of 1997 from 97.9 in the same period of 1996. The statutory combined ratio for commercial lines decreased to 89.4 in the first three months of 1997 from 89.7 for the first three months of 1996. The improvement of personal and commercial lines combined ratio was primarily attributable to lower losses and loss adjusting expenses due to favorable loss experience in the first quarter.

     Excess & Surplus Lines

Earned premiums increased to $7.9 million for the first three months of 1997 from $7.2 million for the same period in 1996. Net written premiums increased $1.5 million to $7.9 million for the three months ended March 31, 1997 from $6.4 million in the first quarter of 1996 due to lower production in the first three months of 1996. Compared with net written premiums for the fourth quarter of 1996, production was down 3.6%. The segment continues to operate in a soft market. Direct earned premiums increased to $10.2 million for the three months ended March 31, 1997 from $9 million for the same period in 1996. For the three month period ended March 31, 1997, the segment's book of business was comprised of 2.7% personal lines and 97.3% commercial lines. The business mix for the first three months of 1996 was 2.3% personal lines and 97.7% commercial lines.

Investment income for the first three months of 1997 increased 11.3% to $1.7 million from $1.5 million for the same period in 1996. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was 6.3% in the first three months of 1997 and 1996. Invested assets increased to $107.1 million at March 31, 1997 from $104.4 million at year-end 1996. Invested assets at March 31, 1996 were $94.1 million.

The statutory combined ratio (after policyholder dividends) was 95.0, which produced a GAAP underwriting gain of $396,000 for the first three months of 1997. The combined ratio of 98.3 for the first three months of 1996 resulted in a GAAP underwriting gain of $247,000. The combined ratio improved primarily because of a 2.3-point improvement in the underwriting expense ratio in the first three months of 1997. The loss and loss adjusting expense ratio improved 0.9-point due to an improved loss experience in the first three months of 1997 over the same period last year.

Income before income taxes for the three months ended March 31, 1997 increased to $2.1 million from $1.7 million. The segment had realized losses of $2,000 for the first three months of 1997 and no realized gains or losses in the same period of 1996.

     Noninsurance Operations

Revenues for the noninsurance operations (including mortgage banking, data processing, and employee lease fees from affiliates) decreased slightly for the first three months of 1997 to $37.9 million from $38.9 million for the same period last year. Loss before income taxes was $529,000 for the first three months of 1997 compared to income before taxes of $586,000 for the three months ended March 31, 1996. The decrease was primarily due to higher operating expenses. The servicing portfolio at March 31, 1997 remained unchanged from year-end 1996 at $2.8 billion.

     Investments and Investment Income

The investment policy for the Company's insurance segments require that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stocks are to be comprised primarily of issues rated at least A3/A- by Standard and Poor's Corporation or Moody's. The Company's investment portfolio consisted primarily of fixed income securities and equity securities; 94.6% and 4.4% respectively. The ratings on 99.7% of the fixed income securities at March 31, 1997 were investment grade or higher. The investment portfolio contained no real estate or mortgage loans at March 31, 1997.

Invested assets were up slightly to $823 million from $819.6 million at year-end 1996. The growth in invested assets was slowed by the rising interest rate environment in the first quarter of 1997. The rising interest rates reduce the unrealized appreciation over amortized cost $11.3 million. Three-month consolidated investment income increased 4.4% to $12.7 million from $12.1 million through March 31, 1996. The increase was due to a larger average balance of invested assets. The Company's pretax rate of return on invested assets was down to 6.2% from last year's 6.3%.

     Income Taxes

The Company's year-to-date effective income tax rate increased slightly to 28.9% at March 31, 1997 compared to 28.4% year-end 1996. The income tax expense for the first three months of 1997 rose on higher operating income up to $6.5 million from $5.8 million for the same period in 1996.

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

In the first three months of 1997, operating activities generated cash flows of $19.2 million; in the first three months of 1996, the total was $16.9 million. For both years, the primary source of funds was premium growth in the Company's property-casualty insurance operations. The funds were used primarily to purchase equity securities and in the first quarter of 1997 to repurchase the Company's common stock which accounted for the majority of the investing activities.

Operating cash flows were also used to pay $4.3 million of dividends to stockholders in the first three months of 1997. For the same period in 1996, the funds generated from the operating activities were used to pay dividends to stockholders of $4.5 million. Dividend payments to common stockholders totaled $3.5 million for the three months ended March 31, 1997, up from $3.1 million for the same period in 1996. In the first three months of 1997 and 1996, the Company paid dividends of $879,000 on the 6-3/4% Series preferred stock. The Company also paid dividends of $595,000 on the ESOP Series preferred stock (ESOP Series) in the three months ended March 31, 1996 prior to its conversion to common stock in the first quarter of 1996.

The Company relies primarily on dividend payments from its property-casualty subsidiaries to pay preferred and common stock dividends to stockholders. During the first three months of 1997, the Company received dividend payments of $4.1 million from the property-casualty subsidiaries and $19,000 from noninsurance subsidiaries. During the same period of 1996, the Company received dividend payments of $3.7 million from the property-casualty subsidiaries and $19,000 from noninsurance subsidiaries.

In the first quarter of 1997, the Company canceled 197,200 shares of its common stock purchased on the open market at an average price per share of $35.56. The first 57,000 shares were repurchased under a program approved by the Board of Directors (Board) on July 15, 1996 and completed on March 13, 1997. An additional 140,200 shares were repurchased under a program approved by the Board on March 4, 1997, whereby an additional 250,000 shares of common stock were authorized to be repurchased pursuant to SEC Rule 10b-18. The Company can repurchase up to 109,800 shares under the current program.

The mortgage banking subsidiary has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used to finance its mortgage loans held for sale and to purchase mortgage servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At March 31, 1997, short-term borrowings amounted to $16 million to be repaid through the subsequent sale of mortgage loans held for sale and long-term borrowings amounted to $12 million to be repaid over the next eight years. These notes payable are not guaranteed by the Company. In the normal course of its business, the subsidiary also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

Historically, the Company's insurance subsidiaries have generated sufficient funds from operations to pay their claims. While the property-casualty companies and the excess & surplus lines company have maintained adequate investment liquidity, they have in the past required additional capital contributions to support premium growth.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of March 31, 1997, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

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

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K


              (a) 11    Statement re Computation of Per Share Earnings

                  27    Financial Data Schedule


              (b) The  Company  filed no  reports  on Form 8-K  during the first quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ALLIED Group, Inc.
                                                      (Registrant)


Date:  May 5, 1997                                /s/ Jamie H. Shaffer
                                        ----------------------------------------
                                        Jamie H. Shaffer, Senior Vice President,
                                         Chief Financial Officer, and Treasurer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER            ITEM                                                     PAGE



11                Statement re Computation of Per Share Earnings            17

27                Financial Data Schedule                                   18