Form 10-Q
period 1997-06-30
ALLIED GROUP INC
filed 1997-08-06
CIK 774624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997:

                       20,310,565 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 June 30,         December 31,
                                                                                   1997               1996
                                                                              --------------      -------------
                                                                                        (in thousands)
Assets

   Investments

     Fixed maturities at fair value (amortized cost
       $779,586 in 1997 and $775,166 in 1996)                                 $      795,074      $     792,268

     Equity securities at fair value
       (cost $42,056 in 1997 and $17,880 in 1996)                                     48,548             20,384

     Short-term investments at cost (note 2)                                           7,484              6,993
                                                                              --------------      -------------


       Total investments                                                             851,106            819,645


   Cash                                                                                1,577              1,067

   Accrued investment income                                                          11,378             11,563

   Accounts receivable                                                                98,511             84,706

   Current income taxes recoverable                                                    3,503              2,878

   Reinsurance receivables for losses
     and loss adjusting expenses                                                      24,073             18,183

   Mortgage loans held for sale (note 3)                                              21,071             12,054

   Deferred policy acquisition costs                                                  49,244             46,671

   Prepaid reinsurance premiums                                                        8,642              7,838

   Mortgage servicing rights                                                          33,949             33,094

   Other assets                                                                       37,450             39,960
                                                                              --------------      -------------

         Total assets                                                         $    1,140,504      $   1,077,659
                                                                              ==============      =============





      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                                 June 30,         December 31,
                                                                                   1997               1996
                                                                              --------------      -------------
                                                                                        (in thousands)
Liabilities

   Losses and loss adjusting expenses                                         $      376,444      $     362,191

   Unearned premiums                                                                 233,312            220,596

   Indebtedness to affiliates                                                            ---              2,130

   Notes payable to nonaffiliates (note 3)                                            47,294             31,744

   Notes payable to affiliates (note 2)                                                3,650              2,350

   Guarantee of ESOP obligations                                                      24,180             24,370

   Deferred income taxes                                                               1,125              2,244

   Other liabilities                                                                  62,508             61,443
                                                                              --------------      -------------

       Total liabilities                                                             748,513            707,068
                                                                              --------------      -------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized 7,500 shares

      6-3/4% Series, 1,827 shares issued and outstanding                              37,812             37,812

   Common stock, no par value, $1 stated value, authorized 80,000 shares, issued and outstanding 20,299 shares in
     1997 and 20,383 shares in 1996 (note 4)                                          20,299             20,383

   Additional paid-in capital                                                        121,364            126,078

   Retained earnings                                                                 218,673            195,276

   Unrealized appreciation of investments (net of deferred
     income tax expense of $7,774 in 1997 and $6,907 in 1996)                         14,206             12,699

   Unearned compensation related to ESOP                                             (20,363)           (21,657)
                                                                              --------------      -------------

       Total stockholders' equity                                                    391,991            370,591
                                                                              --------------      -------------

         Total liabilities and stockholders' equity                           $    1,140,504      $   1,077,659
                                                                              ==============      =============





      See accompanying Notes to Interim Consolidated Financial Statements.

                                        ALLIED Group, Inc. and Subsidiaries
                                         Consolidated Statements of Income

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               ------------------------------       -------------------------------
                                                   1997               1996              1997               1996
                                               ------------      ------------       ------------       ------------
                                                              (in thousands, except per share data)
Revenues
   Earned premiums                             $    135,876      $    121,114       $    267,743       $    239,984
   Investment income                                 12,874            12,044             25,526             24,163
   Realized investment gains                              7                31                  0                 39
   Other income (note 2)                             14,950            13,396             29,182             25,734
                                               ------------      ------------       ------------       ------------

                                                    163,707           146,585            322,451            289,920
                                               ------------      ------------       ------------       ------------

Losses and expenses
   Losses and loss adjusting expenses                94,798            95,056            182,689            176,038

   Amortization of deferred
     policy acquisition costs                        29,769            26,663             58,707             52,825

   Other underwriting expenses                        4,364             3,653              9,882              9,867

   Other expenses                                    12,522            10,070             25,948             20,096

   Interest expense                                     369               602                763                769

                                                    141,822           136,044            277,989            259,595
                                               ------------      ------------       ------------       ------------
Income before income taxes
  and minority interest                              21,885            10,541             44,462             30,325
                                               ------------      ------------       ------------       ------------
Income taxes

   Current                                            6,994             2,917             14,609              7,906

   Deferred                                            (890)               76             (1,971)               923
                                               ------------      ------------       ------------       ------------
                                                      6,104             2,993             12,638              8,829
                                               ------------      ------------       ------------       ------------
Income before minority interest                      15,781             7,548             31,824             21,496

   Minority interest in net income
     of consolidated subsidiary                         125               ---                227                ---
                                               ------------      ------------       ------------       ------------
Net income                                     $     15,656      $      7,548       $     31,597       $     21,496
                                               ============      ============       ============       ============
Net income applicable
  to common stock                              $     14,777      $      6,669       $     29,840       $     19,143
                                               ============      ============       ============       ============
Earnings per share
   Primary                                     $        .73      $        .32       $       1.47       $       1.04
                                               ============      ============       ============       ============
   Fully diluted                               $        .73      $        .32       $       1.47       $        .94
                                               ============      ============       ============       ============


      See accompanying Notes to Interim Consolidated Financial Statements.

                                        ALLIED Group, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    -------------------------------
                                                                                        1997               1996
                                                                                    ------------       ------------
                                                                                             (in thousands)
Cash flows from operating activities
   Net income                                                                       $     31,597       $     21,496
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Realized investment gains                                                                0                (39)
      Depreciation and amortization                                                        4,829              5,150
      Indebtedness with affiliates                                                        (3,884)             1,095
      Accounts receivable, net                                                           (19,695)            (8,799)
      Accrued investment income                                                              185               (199)
      Deferred policy acquisition costs                                                   (2,573)            (2,477)
      Mortgage loans held for sale, net                                                      (27)            (1,924)
      Other assets                                                                         2,542             (4,024)
      Losses and loss adjusting expenses                                                  14,253              8,290
      Unearned premiums, net                                                              11,912             10,951
      Cost of ESOP shares allocated                                                        1,294              1,131
      Current income taxes                                                                  (627)            (5,229)
      Deferred income taxes                                                               (1,971)               923
      Other, net                                                                           1,510              2,877
                                                                                    ------------       ------------
           Net cash provided by operating activities                                      39,345             29,222
                                                                                    ------------       ------------

Cash flows from investing activities
   Purchase of fixed maturities                                                          (62,579)           (97,278)
   Purchase of equity securities                                                         (24,353)            (5,304)
   Purchase of equipment                                                                  (4,241)            (5,998)
   Sale of fixed maturities                                                               18,660             16,829
   Maturities, calls, and principal reductions of fixed maturities                        38,858             63,687
   Sale of equity securities                                                                 185                520
   Short-term investments, net                                                              (491)             2,419
   Sale of equipment                                                                         278                 78
                                                                                    ------------       ------------
           Net cash used in investing activities                                         (33,683)           (25,047)
                                                                                    ------------       ------------
Cash flows from financing activities
   Notes payable to nonaffiliates, net                                                     6,560              7,400
   Notes payable to affiliates, net                                                        1,300              1,950
   Issuance of common stock                                                                3,648              1,156
   Repurchase of common stock                                                             (7,354)            (6,379)
   Minority interest in additional paid-in capital                                        (1,092)               ---
   Dividends paid to stockholders, net of income tax benefit                              (8,214)            (7,918)
                                                                                    ------------       ------------
           Net cash used in financing activities                                          (5,152)            (3,791)
                                                                                    ------------       ------------
Net increase in cash                                                                         510                384
Cash at beginning of year                                                                  1,067              1,465
                                                                                    ------------       ------------
Cash at end of quarter                                                              $      1,577       $      1,849
                                                                                    ============       ============


      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements include the accounts of ALLIED Group, Inc. (the Company) and its subsidiaries. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods. All such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated. The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

At June 30, 1997, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 25.4% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.4% of the outstanding voting stock of the Company.

Minority interest

The minority interest in net income of consolidated subsidiary represents the minority common stockholders' proportionate share of the net assets and results of operations of the majority-owned mortgage banking subsidiary. Options exercised by key employees of the mortgage banking subsidiary resulted in a 20% ownership in the outstanding common stock of the subsidiary on January 2, 1997. No additional options are outstanding. The minority interest in the subsidiary was $2 million at June 30, 1997 and is included in other liabilities. This transaction did not have a material impact on the Company's financial position, results of operations, or liquidity.

Earnings per share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share" in February of 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock effective for annual periods ending after December 15, 1997. Early application is not permitted, but pro forma disclosure is allowed under SFAS 128. Presented below are the pro forma EPS that the Company would have reported for the period ended June 30, 1997 and 1996.

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                      1997            1996             1997            1996
                                                   -----------    -----------       -----------    -----------
         Basic EPS                                 $       .73    $       .32       $      1.47    $      1.04

         Diluted EPS                               $       .72    $       .31       $      1.45    $       .93

(2) Transactions with Affiliates

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. For the six months ended June 30, 1997 and 1996, the Company received revenues of $1.3 million and $1.4 million for employees leased to affiliates, respectively, which are included in other income.

Subsidiaries of the Company provide data processing and other services for ALLIED Mutual and its subsidiaries. Included in other income are revenues of $741,000 and $645,000 relating to services performed for ALLIED Mutual and its subsidiaries for the first half of 1997 and 1996, respectively.

Effective January 1, 1997, the Company's property-casualty subsidiaries entered into a property catastrophe reinsurance agreement with ALLIED Mutual and a nonaffiliated reinsurer. ALLIED Mutual's participation in the agreement is 90%. The reinsurance agreement is an aggregate catastrophe program that covers the property-casualty segment's share of pooled losses up to $30 million in excess of $20 million in the aggregate for any one quarter or in excess of $50 million in the aggregate for any one year. Premiums paid by the property-casualty segment to ALLIED Mutual were $1.4 million in the first half of 1997. The property-casualty segment had recoveries of $2 million from ALLIED Mutual under the agreement in the first half of 1997.

Prior to 1997, ALLIED Mutual participated with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement that covered the property-casualty segment's share of pooled losses up to $5 million in excess of $5 million. ALLIED Mutual's and the reinsurance company's participation in such agreement was 90% and 10%, respectively. Effective December 31, 1996, this agreement was canceled. Premiums paid by the property-casualty segment to ALLIED Mutual were $1.8 million in the first half of 1996. There were recoveries from ALLIED Mutual under this agreement of $3 million in the first half of 1996.

The Company invests excess cash in a short-term investment fund with other affiliated companies. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly-owned subsidiary of ALLIED Mutual, is the fund administrator. At June 30, 1997, the Company had $5.9 million invested in the fund and had several short-term unsecured notes payable to the fund totaling $3.7 million. The interest rate on the borrowings was 8.8%.

The Company had interest income from affiliates of $246,000 and $219,000 in the first six months of 1997 and 1996, respectively. Interest paid to affiliates was $172,000 and $111,000 in the first half of 1997 and 1996, respectively.

(3) Notes Payable to Nonaffiliates

At June 30, 1997, the mortgage banking subsidiary had borrowed $25.7 million under the terms of three separate mortgage loan warehousing agreements with different commercial banks. These notes payable are not guaranteed by the Company. Under the terms of the agreements, the subsidiary can borrow up to the lesser of $67 million or 98% of the mortgage credit borrowing base. The outstanding borrowings were secured by $21.1 million of pledged mortgage loans held for sale, mortgage servicing rights on loans with a principal balance of $2.8 billion, and foreclosure loans. Interest rates applicable to the mortgage loan warehousing agreements vary with the level of investable deposits maintained at the respective commercial banks.

The mortgage banking subsidiary also had $12 million of 8.4% senior secured notes outstanding as of June 30, 1997. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1.5 million each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $3 million committed credit facility through a line of credit agreement with AMCO Insurance Company (AMCO) that expires February 27, 1998. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks, which was 5.8% at June 30, 1997. AMCO had an outstanding balance under this line of credit of $3 million at June 30, 1997. AMCO also had $6.6 million outstanding at the end of the second quarter on an uncommitted basis. The borrowings were secured by United States Government securities with a carrying value of $16.1 million.

(4) Common Stock

During the first half of 1997, the Company canceled 206,700 shares of its common stock purchased on the open market at an average price per share of $35.58. The first 57,000 shares were repurchased under a program approved by the Board of Directors (Board) on July 15, 1996 and completed on March 13, 1997. The remaining 149,700 shares were repurchased under a program approved by the Board on March 4, 1997, whereby an additional 250,000 shares of common stock were authorized to be repurchased pursuant to SEC Rule 10b-18. The actual number of shares to be repurchased is dependent upon market conditions, and the program may be terminated at the Company's discretion.

 (5) Segment Information

The Company's principal products, services, and effect on revenues, income before income taxes and minority interest, and assets are identified by segment.

      Property-casualty   --   Predominantly   private   passenger   automobile,
     homeowners, and small commercial lines of insurance.

      Excess & surplus lines -- Primarily commercial casualty and commercial property lines of insurance coverage that standard insurers are unable or unwilling to provide.

      Eliminations and other -- Eliminations between segments plus other noninsurance operations not reported as segments (including mortgage banking, data processing, and employee leasing to affiliates).


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                             -----------------------------------
                                                                                   1997                1996
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Revenues *
   Property-casualty                                                         $        275,836    $       249,960
   Excess & surplus lines                                                              19,724             17,443
   Eliminations and other                                                              26,891             22,517
                                                                             ----------------    ---------------
     Total                                                                   $        322,451    $       289,920
                                                                             ================    ===============

Income before income taxes and minority interest *
   Property-casualty                                                         $         39,542    $        25,094
   Excess & surplus lines                                                               4,740              3,578
   Eliminations and other                                                                 180              1,653
                                                                             ----------------    ---------------
     Total                                                                   $         44,462    $        30,325
                                                                             ================    ===============


                                                                                 June 30,           December 31,
                                                                                   1997                1996
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Assets
   Property-casualty                                                         $        973,518    $       917,537
   Excess & surplus lines                                                             138,357            131,405
   Eliminations and other                                                              28,629             28,717
                                                                             ----------------    ---------------
     Total                                                                   $      1,140,504    $     1,077,659
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

The Company, a regional insurance holding company, and its subsidiaries operate exclusively in the United States and primarily in the central and western states. The largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. The property-casualty insurance segment, accounted for 85.5% and 86.2% of consolidated revenues for the six months ended June 30, 1997 and 1996, respectively.

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

Results of Operations

Consolidated revenues for the first half of 1997 were $322.5 million, up 11.2% over the $289.9 million reported for the first six months of 1996. For the second quarter only, consolidated revenues increased 11.7% over the same period in 1996. The increase occurred primarily because of the growth in earned premiums for the six and three months ended June 30, 1997.

Income before income taxes and minority interest for the first six months of 1997 was up to $44.5 million from $30.3 million for the same period in 1996. For the three months ended June 30, 1997, income before income taxes and minority interest was up 107.6% to $21.9 million. The increase was primarily due to higher revenues and improved loss experience for the six and three months ending June 30, 1997. Wind and hail losses for the first six months of 1997 were down 34% to $15.6 million compared to $23.7 million for the same period in 1996. For the quarter only wind and hail losses were down 35.7% to $12.9 million.

Net income was up 47% to $31.6 million, bringing fully diluted earnings per share to $1.47 for the six months ended June 30, 1997, from $21.5 million ($0.94 per share) for the corresponding period in 1996. Fully diluted earnings per share before realized investments gains and losses were $1.47 for the first half of 1997 compared with $0.94 for the same period of 1996. For the three months ended June 30, 1997 and 1996, fully diluted earnings per share before realized gains were $0.73 and $0.32, respectively.

Book value per share at June 30, 1997 increased to $18.45 compared to $17.39 at December 31, 1996. Growth in the book value per share was primarily the result of higher net income for the first six months of 1997. The fair value of investments in fixed maturities was $15.5 million above cost at June 30, 1997 compared to $17.1 million above cost at December 31, 1996. If the investments in fixed maturities were reported at amortized cost, the book value would have been $17.96 at June 30, 1997 compared to $16.85 at December 31, 1996.

   Property-casualty

Net written premiums for the pool (including ALLIED Mutual) totaled $412.1 million, a 10.7% increase over production in the first half of 1996. The average premium per policy for personal lines was up 3.7% from the first six months of 1996 to $610 while the policy count grew 7.7%. The average premium per policy for commercial lines excluding crop-hail increased 6.5% from the first half of 1996 to $1,154 and the policy count was up 3.3%. Earned premiums for the property-casualty segment were 67.8% personal lines and 32.2% commercial lines in the first six months of 1997. The business mix for the first half of 1996 was 66.5% personal lines and 33.5% commercial lines.

Revenues for the property-casualty segment increased to $275.8 million from $250 million for the six months ended June 30, 1997 and 1996, respectively. Revenues for the three months ended June 30, 1997, increased 11% to $140 million. Direct earned premiums for the segment were $275.6 million for the first half of 1997 compared with $237.9 million one year earlier. Earned premiums increased 11.5% for the first half of 1997 to $251.4 million from $225.6 million; earned premiums for the second quarter increased 11.9 % to $127.5 million from $113.9 million for the same period in 1996. The increase resulted primarily from growth in insurance exposure.

Investment income for the first half of 1997 was $22.1 million compared to $20.6 million for the same period in 1996. For the three months ended June 30, 1997, investment income increased 8.8% to $11.2 million compared to $10.3 million for the same period in 1996. The increase was the result of a larger average balance in invested assets. The pretax yield on invested assets was 6.1% and 6.3% for the six months ended June 30, 1997 and 1996, respectively. Realized investment losses were $2,000 in the first half of 1997 compared with realized gain of $36,000 in the first half of 1996. Other income for the first six months of 1997 and 1996 was $2.3 million and $3.8 million, respectively.

Income before income taxes increased 57.6% to $39.5 million from $25.1 million in the first half of 1996. A 10.4% growth in revenues, combined with an improved loss experience and lower underwriting expense in the first half of 1997 contributed to the increase.

The statutory combined ratio (after policyholder dividends) for the first six months of 1997 was 93.8 compared to 99.4 reported in the first half of 1996. The improvement in the combined ratio was primarily attributed to a 5.2-point decrease in the six month loss and loss adjusting expense ratio. The impact of wind and hail losses on the combined ratio was 6.2 points and 10.5 points for the six months ended June 30, 1997 and 1996, respectively. The generally accepted accounting principles (GAAP) underwriting gain was $15.1 million compared with a gain of $706,000 for the first half of 1996. On a fully diluted basis, the impact of wind and hail losses on the results of operations was $0.50 per share versus $0.74 per share in the first six months of 1996.

The following table presents the property-casualty's statutory combined ratio by line of business for the three and six months ended June 30, 1997 and 1996:

                                                       Three Months Ended              Six Months Ended
                                                             June 30,                      June 30,
                                                       ------------------            -------------------
                                                        1997         1996             1997          1996
                                                       -----        -----            -----         -----
         Personal automobile                            90.9         98.5             93.1          98.4
         Homeowners                                    110.8        126.3            100.5         111.6
           Personal lines                               96.3        105.7             95.1         101.8

         Commercial automobile                          79.2        102.5             92.1         101.5
         Workers' compensation                          90.2         76.0             88.1          72.5
         Other property/liability                       96.8        106.6             92.0          99.9
         Other lines                                    59.7         43.7             60.5          50.3
           Commercial lines                             92.5         99.8             91.0          94.8

              Total                                     95.1        103.7             93.8          99.4

The personal auto statutory combined ratio improved to 93.1 for the first six months of 1997 from 98.4 for the same period in 1996. The improvement was largely due to a 4.5-point decrease in the loss and loss adjusting expense ratio; the underwriting expense ratio also improved 0.7-points. The statutory combined ratio for the homeowners line was 100.5 for the first half of 1997 compared with 111.6 for the same period of 1996. The improvement was primarily due to a 11.1-point decrease in the loss and loss adjusting expense ratio. The impact of lower wind and hail losses on the combined ratio for the homeowners line decreased to 17.6-points from 29.9 points for the first half of 1996. Overall, the personal lines statutory combined ratio decreased to 95.1 in the first six months of 1997 from 101.8 in the same period of 1996. The statutory combined ratio for commercial lines decreased to 91.0 in the first six months of 1997 from 94.8 for the first half of 1996. The improvement of personal and commercial lines combined ratio was primarily attributable to lower losses and loss adjusting expenses due to a favorable loss experience in the first six months of 1997.

     Excess & Surplus Lines

Earned premiums increased 13.4% to $16.3 million for the first half of 1997 from $14.4 million for the same period in 1996. For the three months ended June 30, 1997 and 1996, earned premiums were $8.4 million and $7.2 million, respectively. Net written premiums increased 19.2% to $17.4 million for the six months ended June 30, 1997 from $14.6 million in the same period of 1996. The increase is primarily due to the segment's intensified marketing efforts and the addition of 16 new agents (a 22.5% increase) over the last 18 months. The segment's major product lines all experienced increases in net written premiums. Direct earned premiums increased to $21 million for the six months ended June 30, 1997 from $18.1 million for the same period in 1996. For the six month period ended June 30, 1997, the segment's book of business was comprised of 2.9% personal lines and 97.1% commercial lines. The business mix for the first half of 1996 was 2.4% personal lines and 97.6% commercial lines.

Investment income for the first six months of 1997 increased 11.8% to $3.4 million from $3 million for the same period in 1996. For the second quarter only, investment income increased 12.3% to 1.7 million. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was 6.3% in the first six months of 1997 compared to 6.3% for the same period in 1996. Invested assets increased to $108.9 million at June 30, 1997 from $104.4 million at year-end 1996.

The statutory combined ratio (after policyholder dividends) was 90.9, which produced a GAAP underwriting gain of $1.4 million for the first six months of 1997. The combined ratio for the first half of 1996 was 96.3 which resulted in a GAAP underwriting gain of $547,000. The combined ratio improved primarily because of a 3.4-point improvement in the loss and loss adjusting expense ratio in the first six months of 1997, due to improved loss experience. The underwriting expense ratio also improved 2-points in the first half of 1997 over the same period in 1996, due to the growth in net written premiums.

Income before income taxes for the six months ended June 30, 1997 increased to $4.7 million from $3.6 million; for the quarter ended June 30, 1997, income before income taxes increased to $2.7 million from $1.8 million for the same quarter in 1996. The segment had realized losses of $2,000 for the first six months of 1997 and no realized gains or losses in the same period of 1996.

     Noninsurance Operations

Revenues for the noninsurance operations (including mortgage banking, data processing, and employee leasing to affiliates) for the first half of 1997 increased to $26.9 million from $22.5 million for the same period last year. The increase was primarily due to a 21.4% increase in data processing revenues. Income before income taxes was $180,000 for the first half of 1997 compared to income before taxes of $1.7 million for the six months ended June 30, 1996. The decrease was due to higher operating expenses. The mortgage banking servicing portfolio at June 30, 1997 remained unchanged from year-end 1996 at $2.8 billion.

     Investments and Investment Income

The investment policy for the Company's insurance segments require that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stocks are to be comprised primarily of issues rated at least A3/A- by Standard and Poor's Corporation or Moody's. The Company's investment portfolio consisted primarily of fixed income securities and equity securities; 93.4% and 5.7%, respectively. The ratings on 99.6% of the fixed income securities at June 30, 1997 were investment grade or higher. The investment portfolio contained no real estate or mortgage loans at June 30, 1997.

Invested assets were up 3.8% to $851.1 million from $819.6 million at year-end 1996. Six-month consolidated investment income increased 5.6% to $25.5 million from $24.2 million through June 30, 1996. For the quarter ended June 30, 1997, investment income was up 6.9% to $12.9 million over the second quarter in 1996. The increase was due to a larger average balance of invested assets. The Company's pretax rate of return on invested assets was down to 6.1% from last year's 6.3%.

     Income Taxes

The Company's year-to-date effective income tax rate was 28.4% at June 30, 1997 and for year-end 1996. The income tax expense for the first half of 1997 rose on higher operating income up to $12.6 million from $8.8 million for the same period in 1996.

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

New Accounting Pronouncements

During June of 1997, the Financial Accounting Standards Board issued two new accounting standards; Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements will be effective for years beginning after December 15, 1997, but early adoption is permitted. Management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

Liquidity and Capital Resources

Substantial cash inflows are generated from premiums, pool administration fees, investment income, and proceeds from maturities of portfolio investments. The principal outflows of cash are payment of claims, commissions, premium taxes, operating expenses, and income taxes and the purchase of fixed income and equity securities. In developing its investment strategy, the Company establishes a level of cash and highly liquid short and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet anticipated short-term and long-term payment obligations.

In the first half of 1997, operating activities generated cash flows of $39.3 million; in the first six months of 1996, the total was $29.2 million. For both years, the primary source of funds was premium growth in the Company's property-casualty insurance operations. The funds were used primarily to purchase equity securities and to repurchase the Company's common stock which accounted for the majority of the investing activities.

Operating cash flows were also used to pay $8.7 million of dividends to stockholders in the first six months of 1997. For the same period in 1996, the funds generated from the operating activities were used to pay dividends to stockholders of $8.5 million. Dividend payments to common stockholders totaled $6.9 million for the six months ended June 30, 1997, up from $6.1 million for the same period in 1996. The increase in dividends to common stock shareholders is due to a higher dividend per share, 15.9% increase from June 30, 1996. In the first half of 1997 and 1996, the Company paid dividends of $1.8 million on the

6-3/4% Series preferred stock. The Company also paid dividends of $595,000 on the ESOP Series preferred stock (ESOP Series) in the six months ended June 30, 1996.

The Company relies primarily on dividend payments from its property-casualty subsidiaries to pay preferred and common stock dividends to stockholders. During the first six months of 1997, the Company received dividend payments of $8.1 million from the property-casualty subsidiaries and $38,000 from noninsurance subsidiaries. During the same period of 1996, the Company received dividend payments of $7.5 million from the property-casualty subsidiaries and $38,000 from noninsurance subsidiaries.

During the first half of 1997, the Company canceled 206,700 shares of its common stock purchased on the open market at an average price per share of $35.58. The first 57,000 shares were repurchased under a program approved by the Board of Directors (Board) on July 16, 1996 and completed on March 13, 1997. An additional 149,700 shares were repurchased under a program approved by the Board on March 4, 1997, whereby an additional 250,000 shares of common stock were authorized to be repurchased pursuant to SEC Rule 10b-18. The Company can repurchase up to 100,300 shares. During the six months ended June 30, 1996, the Company had repurchased and canceled 164,500 of its common stock under the repurchase program approved by the Board on December 31, 1994. The shares were purchased at an average price per share of $38.78.

The mortgage banking subsidiary has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used to finance its mortgage loans held for sale and to purchase mortgage servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At June 30, 1997, short-term borrowings amounted to $25.7 million to be repaid through the subsequent sale of mortgage loans held for sale and long-term borrowings amounted to $12 million to be repaid over the next eight years. These notes payable are not guaranteed by the Company. In the normal course of its business, the subsidiary also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of June 30, 1997, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

                                     PART II




Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on May 13, 1997.

          (b) Douglas L. Andersen, Harold S. Carpenter, Charles I. Colby, and Harold S. Evans were elected to serve as directors of the Company for a term of three years which expires in the year 2000. Current directors whose terms expire in 1998 are James W. Callison, Richard O. Jacobson, and John P. Taylor. Current directors whose terms expire in 1999 are John E. Evans, William E. Timmons, and Donald S. Willis.

          (c)  With respect to the voting on the election of the directors:

                                                                                              Broker
                                                             For             Withheld        Nonvotes
                                                          -----------       ----------       --------
                         Douglas L. Andersen               21,940,941          265,328          ---
                         Harold S. Carpenter               21,879,347          326,922          ---
                         Charles I. Colby                  21,881,424          324,844          ---
                         Harold S. Evans                   21,842,406          363,863          ---


               With respect to the amendment to the Restated Articles of Incorporation to increase the number of authorized shares of common stock from 40 million to 80 million shares:

                                                                                                       Broker
                                                   For              Against         Abstain           Nonvotes
                                               -----------        ----------       ---------         ---------
                  Common stock                  16,783,600         1,064,675         246,745             ---
                  Preferred stock                4,111,249            ---              ---               ---
                                               -----------        ----------       ---------         ---------
                    Total                       20,894,849         1,064,675         246,745             ---

          (d)  None


Item 6.   Exhibits and Reports on Form 8-K


          (a)  3.3   Articles of Amendment dated May 13, 1997 to the Amended and
                     Restated Articles of Incorporation


              10.61 ALLIED Mutual and General Re-insurance Corporation Property Catastrophe Agreement

              10.62 Second Amendment to Consulting Agreement between John E. Evans, ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation.

              11     Statement re Computation of Per Share Earnings.

              27     Financial Data Schedule


          (b) The Company filed no reports on Form 8-K during the second quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALLIED Group, Inc.
                                                       (Registrant)


Date:  August 6, 1997                              /s/ Jamie H. Shaffer
                                        ----------------------------------------
                                        Jamie H. Shaffer, Senior Vice President,
                                         Chief Financial Officer, and Treasurer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                                 ITEM                                 PAGE

3.3          Articles of Amendment dated May 13, 1997 to the Amended
             and Restated Articles of Incorporation                          17


10.61        ALLIED Mutual and General Re-insurance Corporation
             Property Catastrophe Agreement                                  19

10.62        Second Amendment to Consulting Agreement between
             John E. Evans, ALLIED Group, Inc., ALLIED Mutual Insurance
             Company, and ALLIED Life Financial Corporation.                 37

11           Statement re Computation of Per Share Earnings                  38

27           Financial Data Schedule                                         39