Form 10-Q
period 1997-09-30
ALLIED GROUP INC
filed 1997-11-06
CIK 774624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997:

                       20,375,535 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                               September 30,       December 31,
                                                                                   1997                1996
                                                                              --------------      -------------
                                                                                        (in thousands)
Assets

   Investments

     Fixed maturities at fair value (amortized cost
       $780,998 in 1997 and $775,166 in 1996)                                 $      803,462      $     792,268

     Equity securities at fair value
       (cost $56,230 in 1997 and $17,880 in 1996)                                     64,460             20,384

     Short-term investments at cost (note 2)                                          10,101              6,993
                                                                              --------------      -------------


       Total investments                                                             878,023            819,645


   Cash                                                                                1,515              1,067

   Accrued investment income                                                          11,448             11,563

   Accounts receivable                                                                92,612             84,706

   Current income taxes recoverable                                                    2,592              2,878

   Reinsurance receivables for losses
     and loss adjusting expenses                                                      26,838             18,183

   Mortgage loans held for sale (note 3)                                              24,119             12,054

   Deferred policy acquisition costs                                                  51,056             46,671

   Prepaid reinsurance premiums                                                        8,866              7,838

   Mortgage servicing rights                                                          34,851             33,094

   Other assets                                                                       33,646             39,960
                                                                              --------------      -------------

         Total assets                                                         $    1,165,566      $   1,077,659
                                                                              ==============      =============
                                                          .


      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                               September 30,       December 31,
                                                                                   1997                1996
                                                                              --------------      -------------
                                                                                        (in thousands)
Liabilities

   Losses and loss adjusting expenses                                         $      373,338      $     362,191

   Unearned premiums                                                                 241,559            220,596

   Indebtedness to affiliates                                                          1,827              2,130

   Notes payable to nonaffiliates (note 3)                                            42,293             31,744

   Notes payable to affiliates (note 2)                                                4,475              2,350

   Guarantee of ESOP obligations                                                      24,180             24,370

   Deferred income taxes                                                               4,540              2,244

   Other liabilities                                                                  61,836             61,443
                                                                              --------------      -------------

       Total liabilities                                                             754,048            707,068
                                                                              --------------      -------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized 7,500 shares

      6-3/4% Series, 1,827 shares issued and outstanding                              37,812             37,812

   Common stock, no par value, $1 stated value, authorized 80,000 shares, issued and outstanding 20,327 shares in
     1997 and 20,383 shares in 1996 (note 4)                                          20,327             20,383

   Additional paid-in capital                                                        122,188            126,078

   Retained earnings                                                                 230,609            195,276

   Unrealized appreciation of investments (net of deferred
     income tax of $10,840 in 1997 and $6,907 in 1996)                                19,854             12,699

   Unearned compensation related to ESOP                                             (19,272)           (21,657)
                                                                              --------------      -------------

       Total stockholders' equity                                                    411,518            370,591
                                                                              --------------      -------------

         Total liabilities and stockholders' equity                           $    1,165,566      $   1,077,659
                                                                              ==============      =============


      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                        Consolidated Statements of Income

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                               ------------------------------       -------------------------------
                                                   1997              1996               1997               1996
                                               ------------      ------------       ------------       ------------
                                                              (in thousands, except per share data)
Revenues
   Earned premiums                             $    137,816      $    124,246       $    405,559       $    364,229
   Investment income                                 12,968            12,444             38,494             36,608
   Realized investment gains                             17                26                 17                 65
   Other income (note 2)                             15,365            14,003             44,547             39,737
                                               ------------      ------------       ------------       ------------

                                                    166,166           150,719            488,617            440,639
                                               ------------      ------------       ------------       ------------
Losses and expenses

   Losses and loss adjusting expenses                94,725            89,279            277,414            265,317

   Amortization of deferred
     policy acquisition costs                        30,298            27,063             89,005             79,888

   Other underwriting expenses                        5,151             4,359             15,033             14,226

   Other expenses                                    12,801             9,356             38,749             29,451

   Interest expense                                     454               381              1,217              1,151
                                               ------------      ------------       ------------       ------------
                                                    143,429           130,438            421,418            390,033
                                               ------------      ------------       ------------       ------------
Income before income taxes
  and minority interest                              22,737            20,281             67,199             50,606
                                               ------------      ------------       ------------       ------------

Income taxes

   Current                                            6,182             5,579             20,791             13,485

   Deferred                                             341               243             (1,630)             1,166
                                               ------------      ------------       ------------       ------------
                                                      6,523             5,822             19,161             14,651
                                               ------------      ------------       ------------       ------------

Income before minority interest                      16,214            14,459             48,038             35,955

   Minority interest in net income
     of consolidated subsidiary                         147               ---                374                ---
                                               ------------      ------------       ------------       ------------

Net income                                     $     16,067      $     14,459       $     47,664       $     35,955
                                               ============      ============       ============       ============
Net income applicable
  to common stock                              $     15,188      $     13,580       $     45,028       $     32,724
                                               ============      ============       ============       ============

Earnings per share
   Primary                                     $        .75      $        .67       $       2.22       $       1.71
                                               ============      ============       ============       ============

   Fully diluted                               $        .75      $        .67       $       2.22       $       1.61
                                               ============      ============       ============       ============

      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    -------------------------------
                                                                                        1997               1996
                                                                                    ------------       ------------
                                                                                             (in thousands)
Cash flows from operating activities
   Net income                                                                       $     47,664       $     35,955
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Realized investment gains                                                              (17)               (65)
      Depreciation and amortization                                                        9,586              8,037
      Indebtedness with affiliates                                                          (303)             1,825
      Accounts receivable, net                                                           (16,561)            (7,604)
      Accrued investment income                                                              115               (496)
      Deferred policy acquisition costs                                                   (4,385)            (4,835)
      Mortgage loans held for sale, net                                                   (1,826)            (4,859)
      Other assets                                                                         1,467             (2,837)
      Losses and loss adjusting expenses                                                  11,147             13,443
      Unearned premiums, net                                                              19,935             22,544
      Cost of ESOP shares allocated                                                        2,385              1,709
      Current income taxes                                                                   279                (23)
      Deferred income taxes                                                               (1,630)             1,166
      Other, net                                                                          (2,420)             3,576
                                                                                    ------------       ------------
           Net cash provided by operating activities                                      65,436             67,536
                                                                                    ------------       ------------

Cash flows from investing activities
   Purchase of fixed maturities                                                         (114,061)          (173,170)
   Purchase of equity securities                                                         (38,696)            (7,824)
   Purchase of equipment                                                                  (5,023)            (7,079)
   Sale of fixed maturities                                                               45,087             64,168
   Maturities, calls, and principal reductions of fixed maturities                        64,017             81,263
   Sale of equity securities                                                                 354                554
   Short-term investments, net                                                            (3,108)              (295)
   Sale of equipment                                                                         284                116
                                                                                    ------------       ------------
           Net cash used in investing activities                                         (51,146)           (42,267)
                                                                                    ------------       ------------
Cash flows from financing activities
   Notes payable to nonaffiliates, net                                                       310              1,810
   Notes payable to affiliates, net                                                        2,125               (545)
   Issuance of common stock                                                                4,500              1,638
   Repurchase of common stock                                                             (7,354)           (16,525)
   Minority interest in additional paid-in capital                                        (1,092)               ---
   Dividends paid to stockholders, net of income tax benefit                             (12,331)           (11,561)
                                                                                    ------------       ------------
           Net cash used in financing activities                                         (13,842)           (25,183
                                                                                    ------------       ------------

Net increase in cash                                                                         448                 86
   Cash at beginning of year                                                               1,067              1,465
                                                                                    ------------       ------------
   Cash at end of quarter                                                           $      1,515       $      1,551
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

At September 30, 1997, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 25.3% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.4% of the outstanding voting stock of the Company.

Minority interest

The minority interest in a consolidated subsidiary represents the minority common stockholders' proportionate share of the net assets and results of operations of the majority-owned mortgage banking subsidiary. Options exercised by key employees of the mortgage banking subsidiary resulted in a 20% ownership in the outstanding common stock of the subsidiary on January 2, 1997. No additional options are outstanding. The minority interest in the subsidiary was $2.2 million at September 30, 1997 and is included in other liabilities. This transaction did not have a material impact on the Company's financial position, results of operations, or liquidity.

Earnings per share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share" in February of 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock effective for annual periods ending after December 15, 1997. Early application is not permitted, but pro forma disclosure is allowed under SFAS 128. Presented below are the pro forma EPS that the Company would have reported for the period ended September 30, 1997 and 1996.

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                   --------------------------       --------------------------
                                                       1997           1996              1997           1996
                                                   -----------    -----------       -----------    -----------
         Basic EPS                                 $       .75    $       .67       $      2.22    $      1.71

         Diluted EPS                               $       .74    $       .65       $      2.18    $      1.58

(2) Transactions with Affiliates

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. For the nine months ended September 30, 1997 and 1996, the Company received revenues of $1.9 million and $1.9 million for employees leased to affiliates, respectively, which are included in other income.

Subsidiaries of the Company provide data processing and other services for ALLIED Mutual and its subsidiaries. Included in other income are revenues of $1.9 million and $1 million relating to services performed for ALLIED Mutual and its subsidiaries for the first nine months of 1997 and 1996, respectively.

Effective January 1, 1997, the Company's property-casualty subsidiaries entered into a property catastrophe reinsurance agreement with ALLIED Mutual and a nonaffiliated reinsurer. ALLIED Mutual's participation in the agreement is 90%. The reinsurance agreement is an aggregate catastrophe program that covers the property-casualty segment's share of pooled losses up to $30 million in excess of $20 million in the aggregate for any one quarter or in excess of $50 million in the aggregate for any one year. Premiums paid by the property-casualty segment to ALLIED Mutual were $2.2 million in the first nine months of 1997. The segment had recoveries of $2 million from ALLIED Mutual under the agreement in the first nine months of 1997.

Prior to 1997, ALLIED Mutual participated with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement that covered the property-casualty segment's share of pooled losses up to $5 million in excess of $5 million. ALLIED Mutual's and the reinsurance company's participation in such agreement was 90% and 10%, respectively. Effective December 31, 1996, this agreement was canceled. Premiums paid by the property-casualty segment to ALLIED Mutual were $2.2 million in the first nine months of 1996. There were recoveries from ALLIED Mutual under this agreement of $3.3 million in the first nine months of 1996.

The Company and its subsidiaries invests excess cash in a short-term investment fund with other affiliated companies. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly-owned subsidiary of ALLIED Mutual, is the fund administrator. At September 30, 1997, the Company and its subsidiaries had $6 million invested in the fund and had several short-term unsecured notes payable to the fund totaling $4.5 million. The interest rate on the borrowings was 8.8%.

The Company had interest income from affiliates of $372,000 and $360,000 in the first nine months of 1997 and 1996, respectively. Interest paid to affiliates was $281,000 and $211,000 in the first nine months of 1997 and 1996, respectively.


(3) Notes Payable to Nonaffiliates

At September 30, 1997, the mortgage banking subsidiary had borrowed $31.5 million under the terms of three separate mortgage loan warehousing agreements with different commercial banks. These notes payable are not guaranteed by the Company. Under the terms of the agreements, the subsidiary can borrow up to the lesser of $67 million or 98% of the mortgage credit borrowing base. The outstanding borrowings were secured by $24.1 million of pledged mortgage loans held for sale, mortgage servicing rights on loans with a principal balance of $2.9 billion, and foreclosure loans. Interest rates applicable to the mortgage loan warehousing agreements vary with the level of investable deposits maintained at the respective commercial banks.

The mortgage banking subsidiary also had $10.5 million of 8.4% senior secured notes outstanding as of September 30, 1997. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1.5 million each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $3 million committed credit facility through a line of credit agreement with AMCO Insurance Company (AMCO) that expires February 27, 1998. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks, which was 6.5% at September 30, 1997. AMCO had an outstanding balance under this line of credit of $310,000 at September 30, 1997. The borrowings were secured by United States Government securities with a carrying value of $16.3 million.


(4) Common Stock

During the first nine months of 1997, the Company canceled 206,700 shares of its common stock purchased on the open market at an average price per share of $35.58. The first 57,000 shares were repurchased under a program approved by the Board of Directors (Board) on July 15, 1996 and completed on March 13, 1997. The remaining 149,700 shares were repurchased under a program approved by the Board on March 4, 1997, whereby an additional 250,000 shares of common stock were authorized to be repurchased pursuant to SEC Rule 10b-18. The actual number of shares to be repurchased is dependent upon market conditions, and the program may be terminated at the Company's discretion.


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


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                             -----------------------------------
                                                                                   1997                1996
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Revenues *
   Property-casualty                                                         $        418,506    $       381,715
   Excess & surplus lines                                                              29,901             24,423
   Eliminations and other                                                              40,210             34,501
                                                                             ----------------    ---------------
     Total                                                                   $        488,617    $       440,639
                                                                             ================    ===============

Income before income taxes and minority interest *
   Property-casualty                                                         $         59,543    $        41,432
   Excess & surplus lines                                                               7,359              5,274
   Eliminations and other                                                                 297              3,900
                                                                             ----------------    ---------------
     Total                                                                   $         67,199    $        50,606
                                                                             ================    ===============


                                                                               September 30,       December 31,
                                                                                   1997                1996
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Assets
   Property-casualty                                                         $        989,410    $       917,537
   Excess & surplus lines                                                             142,536            131,405
   Eliminations and other                                                              33,620             28,717
                                                                             ----------------    ---------------
     Total                                                                   $      1,165,566    $     1,077,659
                                                                             ================    ===============

*  Including realized investment gains or losses.


(6) Subsequent Event

At its October meeting, the Board of Directors approved a 3-for-2 stock split to be distributed November 28, 1997 to shareholders of record on November 14 and declared a fourth-quarter dividend of $0.12 on the post-split shares. The split will increase the Company's common shares outstanding to approximately 30.6 million.

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

The Company, a regional insurance holding company, and its subsidiaries operate exclusively in the United States and primarily in the central and western states. The largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. The property-casualty insurance segment, accounted for 85.7% and 86.6% of consolidated revenues for the nine months ended September 30, 1997 and 1996, respectively.

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


Results of Operations

Consolidated revenues for the first nine months of 1997 were $488.6 million, up 10.9% over the $440.6 million reported for the first nine months of 1996. For the third quarter, consolidated revenues increased 10.2% over the same period in 1996. The increase occurred primarily because of the growth in earned premiums for the nine and three months ended September 30, 1997.

Income before income taxes and minority interest for the first nine months of 1997 was up 32.8% to $67.2 million from $50.6 million for the same period in 1996. For the three months ended September 30, 1997, income before income taxes and minority interest was up 12.1% to $22.7 million. The increase was due to higher revenues combined with an improved loss experience for the nine and three months ending September 30, 1997. Wind and hail losses for the first nine months of 1997 were down 25.7% to $26.2 million compared to $35.3 million for the same period in 1996. For the third quarter wind and hail losses were down 8.9% to $10.6 million.

Net income was up 32.6% to $47.7 million, bringing fully diluted earnings per share to $2.22 for the nine months ended September 30, 1997, from $36 million ($1.61 per share) for the corresponding period in 1996. Fully diluted earnings per share before realized investments gains and losses were $2.22 for the first nine months of 1997 compared with $1.61 for the same period of 1996. For the three months ended September 30, 1997 and 1996, fully diluted earnings per share before realized gains were $0.75 and $0.66, respectively.

Book value per share at September 30, 1997 increased to $19.33 compared to $17.39 at December 31, 1996. Growth in the book value per share was primarily the result of higher net income for the first nine months of 1997. The fair value of investments in fixed maturities was $22.5 million above cost at

September 30, 1997 compared to $17.1 million above cost at December 31, 1996. If the investments in fixed maturities were reported at amortized cost, the book value would have been $18.61 at September 30, 1997 compared to $16.85 at December 31, 1996.

   Property-casualty

Net written premiums for the pool (including ALLIED Mutual) totaled $628 million, a 9% increase over production in the first nine months of 1996. The average premium per policy for personal lines was up 6.2% from the first nine months of 1996 to $631 while the policy count grew 6.5%. The average premium per policy for commercial lines excluding crop-hail increased 5.1% from the first nine months of 1996 to $1,149 and the policy count was up 1.4%. Earned premiums for the property-casualty segment were 68.1% personal lines and 31.9% commercial lines in the first nine months of 1997. The business mix for the first nine months of 1996 was 66.6% personal lines and 33.4% commercial lines.

Revenues for the property-casualty segment increased to $418.5 million from $381.7 million for the nine months ended September 30, 1997 and 1996, respectively. Revenues for the three months ended September 30, 1997, increased 8.3% to $142.7 million. Direct earned premiums for the segment were $420.1 million for the first nine months of 1997 compared with $365.5 million one year earlier. Earned premiums increased 10.6% for the first nine months of 1997 to $380.8 million from $344.4 million; earned premiums for the third quarter increased 8.9% to $129.4 million from $118.8 million for the same period in 1996. The increase resulted from growth in insurance exposure and increase in average premium per policy.

Investment income for the first nine months of 1997 was $33.3 million compared to $31.4 million for the same period in 1996. For the three months ended September 30, 1997, investment income increased 4.1% to $11.2 million compared to $10.8 million for the same period in 1996. The increase was the result of a larger average balance in invested assets. The pretax yield on invested assets was 6.1% and 6.3% for the nine months ended September 30, 1997 and 1996, respectively. Realized investment gains were $16,000 in the first nine months of 1997 compared with realized gain of $197,000 in the first nine months of 1996. Other income for the first nine months of 1997 and 1996 was $4.4 million and $5.7 million, respectively.

Income before income taxes increased 43.7% to $59.5 million from $41.4 million in the first nine months of 1996. A 9.6% growth in revenues, combined with an improved loss experience in the first nine months of 1997 contributed to the increase. The growth in revenues more than offset the 5.5% growth in expenses for the nine month period ended September 30, 1997.

The statutory combined ratio (after policyholder dividends) for the first nine months of 1997 was 94.0 compared to 98.5 reported in the first nine months of 1996. The improvement in the combined ratio was primarily attributed to a 4.4-point decrease in the nine month loss and loss adjusting expense ratio. The segment also realized a slight improvement in its underwriting expense ratio (0.1 point). The impact of wind and hail losses on the combined ratio was 6.9 points and 10.3 points for the nine months ended September 30, 1997 and 1996, respectively. The generally accepted accounting principles (GAAP) underwriting gain was $21.8 million compared with a gain of $4.1 million for the first nine months of 1996. On a fully diluted basis, the impact of wind and hail losses on the results of operations was $0.84 per share versus $1.11 per share in the first nine months of 1996.

The following table presents the property-casualty's statutory combined ratio by line of business for the three and nine months ended September 30, 1997 and 1996:

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                    ---------------------         ----------------------
                                                      1997         1996             1997          1996
                                                    --------     --------         --------      --------
         Personal automobile                            92.6         97.4             92.9          98.0
         Homeowners                                     98.3        101.8             99.8         108.1

           Personal lines                               94.2         98.6             94.8         100.7

         Commercial automobile                          85.6         92.8             89.9          98.5
         Workers' compensation                          90.8         81.0             89.0          75.1
         Other property/liability                       99.5         97.5             94.5          99.1
         Other lines                                    61.8         40.3             61.0          46.9

           Commercial lines                             95.5         93.4             92.5          94.3

              Total                                     94.5         96.8             94.0          98.5

The personal auto statutory combined ratio improved to 92.9 for the first nine months of 1997 from 98.0 for the same period in 1996. The improvement was largely due to a 4.7-point decrease in the loss and loss adjusting expense ratio; the underwriting expense ratio also improved 0.4-points. The statutory combined ratio for the homeowners line was 99.8 for the first nine months of 1997 compared with 108.1 for the same period of 1996. The improvement was due to a 8.7-point decrease in the loss and loss adjusting expense ratio, that more than offset the slight increase experienced in the underwriting expense ratio. The impact of lower wind and hail losses on the combined ratio for the homeowners line decreased to 19.6-points from 28.7-points for the first nine months of 1996. Overall, the personal lines statutory combined ratio decreased to 94.8 in the first nine months of 1997 from 100.7 in the same period of 1996. The statutory combined ratio for commercial lines decreased to 92.5 in the first nine months of 1997 from 94.3 for the first nine months of 1996. The improvement of personal and commercial lines combined ratio was attributable to higher earned premiums, combined with a favorable loss experience in the first nine months of 1997.

     Excess & Surplus Lines

Earned premiums increased 25% to $24.8 million for the first nine months of 1997 from $19.8 million for the same period in 1996. For the three months ended September 30, 1997 and 1996, earned premiums were $8.5 million and $5.4 million, respectively. Net written premiums increased 27.8% to $25.8 million for the nine months ended September 30, 1997 from $20.2 million in the same period of 1996. The segment's major product lines all experienced increases in net written premiums due to the segment's intensified marketing efforts and the addition of 19 new agencies (a 26.8% increase) over the last 21 months. For the nine months ended September 30, 1996, net written premiums were adversely affected by higher reinsurance costs, which were retroactive to the beginning of the year. Direct earned premiums increased to $32.2 million for the nine months ended September 30, 1997 from $27.6 million for the same period in 1996. For the nine month period ended September 30, 1997, the segment's book of business was comprised of 3% personal lines and 97% commercial lines. The business mix for the first nine months of 1996 was 2.7% personal lines and 97.3% commercial lines.

Investment income for the first nine months of 1997 increased 11.5% to $5.1 million from $4.6 million for the same period in 1996. For the third quarter only, investment income increased 10.9% to $1.7 million. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was 6.3% in the first nine months of 1997 compared to 6.3% for the same period in 1996. Invested assets increased 7.8% to $112.5 million at September 30, 1997 from $104.4 million at year-end 1996.

The statutory combined ratio (after policyholder dividends) was 90.6, which produced a GAAP underwriting gain of $2.2 million for the first nine months of 1997. The combined ratio for the first nine months of 1996 was 95.7 which resulted in a GAAP underwriting gain of $685,000. The combined ratio improved primarily because of a 4.8-point improvement in the loss and loss adjusting expense ratio in the first nine months of 1997, due to growth in earned premiums and an improved loss experience. The underwriting expense ratio also improved 0.3-points in the first nine months of 1997 over the same period in 1996.

Income before income taxes for the nine months ended September 30, 1997 increased to $7.4 million from $5.3 million; for the quarter ended September 30, 1997, income before income taxes increased to $2.6 million from $1.7 million for the same quarter in 1996. The segment had realized losses of $4,000 for the first nine months of 1997 and had realized gains of $2,000 in the same period of 1996.

     Noninsurance Operations

Revenues for the noninsurance operations (including mortgage banking, data processing, and employee leasing to affiliates) for the first nine months of 1997 increased to $40.2 million from $34.5 million for the same period last year. The increase was primarily due to a 26.2% increase in data processing revenues from unafiliated companies.

Income before income taxes was $297,000 for the first nine months of 1997 compared to income before taxes of $3.9 million for the same period in 1996. The decrease was due to higher operating expenses in 1997 that were primarily the result of a larger percentage of overhead expenses being allocated to the holding company and higher employee costs and amortization expenses in the data processing segment. The data processing segment shortened the estimated life of its software products in 1997. The mortgage banking servicing portfolio at September 30, 1997 increased slightly to $2.9 billion from $2.8 billion at year-end 1996.

     Investments and Investment Income

The investment policy for the Company's insurance segments require that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stocks are to be comprised primarily of issues rated at least A3/A- by Standard and Poor's Corporation or Moody's. The Company's investment portfolio consisted primarily of fixed income securities and equity securities; 91.5% and 7.3%, respectively. The ratings on 99.5% of the fixed income securities at September 30, 1997 were investment grade or higher. The investment portfolio contained no real estate or mortgage loans at September 30, 1997.

Invested assets were up 7.1% to $878 million from $819.6 million at year-end 1996. Nine-month consolidated investment income increased 5.2% to $38.5 million from $36.6 million through September 30, 1996. For the quarter ended September 30, 1997, investment income was up 4.2% to $13 million over the third quarter in 1996. The increase was due to a larger average balance of invested assets. The Company's pretax rate of return on invested assets was down to 6.1% from last year's 6.3%. The lower yield is due in part to a higher proportional share of investment income from tax-exempt securities

     Income Taxes

The Company's year-to-date effective income tax rate was 28.5% at September 30, 1997 and 28.4% for year-end 1996. The income tax expense for the first nine months of 1997 rose on higher operating income up to $19.2 million from $14.7 million for the same period in 1996.

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


New Accounting Pronouncements

During June of 1997, the Financial Accounting Standards Board issued two new accounting standards; Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual and interim reports issued to stockholders. The provisions of both statements will be effective for years beginning after December 15, 1997, but early adoption is permitted. Management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

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

In the first nine months of 1997 and 1996, operating activities generated cash flows of $65.4 million and $67.5 million, respectively. For both years, the primary source of funds was premium growth in the Company's property-casualty insurance operations. The funds were used primarily to purchase equity securities and to repurchase the Company's common stock which accounted for the majority of the investing activities.

Operating cash flows were also used to pay $13 million of dividends to stockholders in the first nine months of 1997. For the same period in 1996, the funds generated from the operating activities were used to pay dividends to stockholders of $12.3 million. Dividend payments to common stockholders totaled $10.4 million for the nine months ended September 30, 1997, up from $9.1 million for the same period in 1996. The increase in dividends to common stock shareholders is due to a higher dividend per share, 15.9% increase from September 30, 1996. In the first nine months of 1997 and 1996, the Company paid dividends of $2.6 million on the 6-3/4% Series preferred stock. The Company also paid dividends of $595,000 on the ESOP Series preferred stock (ESOP Series) in the nine months ended September 30, 1996.

The Company relies primarily on dividend payments from its property-casualty subsidiaries to pay preferred and common stock dividends to stockholders. During the first nine months of 1997, the Company received dividend payments of $12.2 million from the property-casualty subsidiaries and $57,000 from noninsurance subsidiaries. During the same period of 1996, the Company received dividend payments of $11.2 million from the property-casualty subsidiaries and $107,000 from noninsurance subsidiaries.

During the first nine months of 1997, the Company canceled 206,700 shares of its common stock purchased on the open market at an average price per share of $35.58. The first 57,000 shares were repurchased under a program approved by the Board of Directors (Board) on July 16, 1996 and completed on March 13, 1997. An additional 149,700 shares were repurchased under a program approved by the Board on March 4, 1997, whereby an additional 250,000 shares of common stock were authorized to be repurchased pursuant to SEC Rule 10b-18. The Company can repurchase up to an additional 100,300 shares. During the nine months ended
September 30, 1996, the Company had repurchased and canceled 443,000 of its common stock under the repurchase program approved by the Board on December 14, 1994. The shares were purchased at an average price per share of $37.30.

The mortgage banking subsidiary has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used to finance its mortgage loans held for sale and to purchase mortgage servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At September 30, 1997, short-term borrowings amounted to $31.5 million to be repaid through the subsequent sale of mortgage loans held for sale and long-term borrowings amounted to $10.5 million to be repaid over the next seven years. These notes payable are not guaranteed by the Company. In the normal course of its business, the subsidiary also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

At its October meeting, the Board of Directors approved a 3-for-2 stock split to be distributed November 28, 1997 to shareholders of record on November 14 and declared a fourth-quarter dividend of $0.12 on the post-split shares. The split will increase the Company's common shares outstanding to approximately 30.6 million.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of September 30, 1997, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

                                     PART II


Item 6.   Exhibits and Reports on Form 8-K


            (a) 10.29    The ALLIED  Group  Employee  Stock  Ownership  Plan, as
                         amended and restated effective January 1, 1996.

                10.35 Third Amendment to the Term Credit Agreement and Guaranty, dated September 26, 1997.

                11       Statement re Computation of Per Share Earnings.

                27       Financial Data Schedule


              (b) The  Company  filed no  reports  on Form 8-K  during the third quarter ended September 30, 1997.






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ALLIED Group, Inc.
                                                     (Registrant)


Date:  November 6, 1997                          /s/ Jamie H. Shaffer
                                       -----------------------------------------
                                        Jamie H. Shaffer, Senior Vice President,
                                        Chief Financial Officer, and Treasurer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER            ITEM                                                     PAGE

10.29             The ALLIED Group Employee Stock Ownership Plan, as
                  amended and restated effective January 1, 1996.           18

10.35             Third Amendment to the Term Credit Agreement and
                  Guaranty, dated September 26, 1997.                       76

11                Statement re Computation of Per Share Earnings            77

27                Financial Data Schedule                                   78