Form 10-K
period 1997-12-31
ALLIED GROUP INC
filed 1998-03-16
CIK 774624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number 0-14243



                               ALLIED Group, Inc.
             (Exact name of registrant as specified in its charter)

                                      Iowa
         (State or other jurisdiction of incorporation or organization)

                                   42-0958655
                      (I.R.S. Employer Identification No.)

  701 Fifth Avenue, Des Moines, Iowa                                 50391-2000
Address of principal executive offices)                              (Zip Code)

                                  515-280-4211
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                           Common Stock, no par value
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998 the number of Registrant's Common Stock, no par value, outstanding was 30,549,214. The aggregate market value of the Common Stock of the Registrant held by nonaffiliates at February 27, 1998 was $944,868,332.

                       Documents Incorporated By Reference

The Registrant's definitive proxy statement (1998 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, is incorporated by reference under Part III.

                The index to the exhibits is located on page 76.

                        This document contains 93 pages.

                                TABLE OF CONTENTS

                                     Part I

Item    1.   Business..........................................................3
Item    2.   Properties.......................................................18
Item    3.   Legal Proceedings................................................18
Item    4.   Submission of Matters to a Vote of Security Holders..............18


                                     Part II

Item    5.  Market for Registrant's Common Equity and Related
              Stockholders' Matters...........................................19
Item    6.  Selected Financial Data...........................................20
Item    7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................21
Item    8.  Financial Statements and Supplementary Data.......................29
Item    9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................58


                                    Part III

Item  10.Directors and Executive Officers of the Registrant...................59
Item  11.Executive Compensation...............................................59
Item  12.Security Ownership of Certain Beneficial Owners and Management.......59
Item  13.Certain Relationships and Related Transactions.......................59


                                     Part IV

Item  14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....60
Index to Financial Statement Schedules........................................60
Signatures....................................................................75
Index to Exhibits.............................................................76

                                     Part I
Item 1.  Business

ALLIED Group, Inc. (the Company) was incorporated in 1971 as an Iowa corporation and operates as a regional insurance holding company headquartered in Des Moines, Iowa. The Company and its subsidiaries operate exclusively in the United States and primarily in the central and western states. At year-end 1997, The ALLIED Group Employee Stock Ownership Trust owned 24.9% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.2% of the outstanding voting stock of the Company. The Company has two reportable business segments: property-casualty insurance and excess & surplus lines insurance. Property-casualty insurance was the most significant segment in 1997, accounting for 85.7% of consolidated revenues. The Company's segment information is contained in note 18 of Notes to Consolidated Financial Statements.

Property-casualty Insurance

The property-casualty segment operates through three subsidiaries: AMCO Insurance Company (AMCO), ALLIED Property and Casualty Insurance Company (ALLIED Property and Casualty), and Depositors Insurance Company (Depositors), which write personal lines (primarily automobile and homeowners) and small commercial lines. The segment and ALLIED Mutual pool their property-casualty business. See notes 4 and 6 of Notes to Consolidated Financial Statements and "Business Relationship with ALLIED Mutual--Pooling Agreement."

A.M.   Best  has   assigned   a  rating  of  A+   (Superior)   to  each  of  the
property-casualty subsidiaries and to ALLIED Mutual for 1997 with respect to their financial strength and their ability to meet policyholder and other contractual obligations based on the review of the pool's 1996 statutory results and operating performance.

The profitability of the property-casualty segment is affected by many factors, including, but not limited to, industry price competition, the frequency and severity of losses incurred in connection with weather-related and other catastrophic events, the adequacy of prior-year estimates of loss and loss adjusting expense reserves, insurance laws and regulations, fluctuations in the financial markets, interest rates, reinsurance costs, and general business and economic conditions.

The property-casualty segment pursues a strategy of growth in personal lines of insurance primarily through a system of more than 2,300 independent agencies, a growing number of which represent the property-casualty subsidiaries on an exclusive basis for their personal lines of insurance. For the year ended December 31, 1997, 68.1% of the property-casualty subsidiaries' net earned premiums were attributable to personal lines of insurance. While the majority of the revenues are attributable to personal lines, the segment also writes commercial lines of insurance for small businesses through such agents. Because the primary focus, and the primary market served by the segment's independent agency force, is personal lines of insurance and because management perceives the risks to be greater in commercial lines, the property-casualty segment has been conservative in the types of commercial risks it underwrites and in the pricing of the commercial risks. Historically, this has resulted in writing less commercial business than the segment might otherwise have if a more aggressive strategy in commercial lines was adopted. It has also resulted in a lower combined ratio for the commercial lines compared with its core personal lines business.

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

The pooling agreement provides that ALLIED Mutual, ALLIED Property and Casualty, and Depositors cede to AMCO (pool administrator) premiums, losses, allocated loss adjusting expenses, commissions, premium taxes, service charge income, and dividends to policyholders and assume from AMCO an amount of this pooled property-casualty business equal to their participation in the pooling agreement. ALLIED Mutual's crop hail business is not pooled. AMCO pays certain underwriting expenses, unallocated loss adjusting expenses, and premium collection expenses for all of the pool participants and receives a fee equal to a specified percentage of premiums as well as a performance fee based on the attainment of certain combined ratios from each of the pool participants.

The pooling arrangement provides ALLIED Mutual, ALLIED Property and Casualty, and Depositors more predictable expense levels by limiting such expenses to a specified percentage of their premiums. AMCO has opportunities to profit from the efficient administration of such underwriting, loss adjusting, and premium collection activities and to provide similar services to nonaffiliated insurance companies in the future. The property-casualty segment's participation in the pool was 64% for 1997, 1996, and 1995. As of December 31, 1997, the statutory capital and surplus of ALLIED Mutual and the Company's property-casualty segment were $259.6 million and $335.7 million, respectively.

The following table sets forth statutory and generally accepted accounting principles (GAAP) basis information for the property-casualty subsidiaries for the years indicated.

                                                                     At or for the year ended December 31,
                                                                   ------------------------------------------
                                                                       1997            1996            1995
                                                                   -----------      ----------     ----------
                                                                             (dollars in thousands)
Reinsurance pool percentage                                             64%             64%             64%

Net written premiums                                               $   531,679      $  488,189     $  440,838
                                                                   ===========      ==========     ==========

Earned premiums                                                    $   514,303      $  466,211     $  425,838

Losses and loss adjusting expenses                                     357,841         335,615        295,583

Underwriting expenses                                                  131,071         124,622        114,511
                                                                   -----------      ----------     ----------
   Statutory underwriting gain                                          25,391           5,974         15,744

GAAP adjustments                                                         1,411           3,965          1,943
                                                                   -----------      ----------     ----------
   GAAP underwriting gain                                               26,802           9,939         17,687

Investment income excluding realized gains                              44,258          42,296         39,110

Realized investment gains                                                   97             180            236

Other income                                                            10,718           7,020          6,850
                                                                   -----------      ----------     ----------
   Income before income taxes                                      $    81,875      $   59,435     $   63,883
                                                                   ===========      ==========     ==========

GAAP combined ratio                                                       94.8            97.9           95.8
Wind and hail losses, net of reinsurance                           $    27,886      $   39,111     $   28,664
Impact of wind and hail losses on combined ratio                           5.4             8.4            6.7
Invested assets                                                    $   845,751      $  710,629     $  658,044
Loss and loss adjusting expense reserves, net of reinsurance       $   309,008      $  297,343     $  277,819
Statutory capital and surplus                                      $   335,694      $  285,854     $  257,845


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


                                                            Year ended December 31,
                                 ------------------------------------------------------------------------------
                                           1997                       1996                       1995
                                 -------------------------  ------------------------  -------------------------
                                     Net         Statutory      Net        Statutory      Net         Statutory
                                   earned        combined     earned       combined     earned        combined
                                  premiums         ratio     premiums        ratio     premiums         ratio
                                 -----------     ---------  -----------    ---------  -----------     ---------
     Line of business                                         (dollars in thousands)
     ----------------

Personal automobile              $   256,398      94.5       $  229,894       98.9     $  208,873        96.5
Homeowners                            93,833      96.7           81,617      102.4         71,035        99.2
                                 -----------                 ----------                ----------
   Personal lines                    350,231      95.1          311,511       99.8        279,908        97.2
                                 -----------                 ----------                ----------
Commercial automobile                 25,991      90.3           25,272       98.8         23,873        95.2
Workers' compensation                 23,838      93.6           25,499       76.5         29,443        70.2
Other property and liability         111,812      94.3          101,591       97.3         90,302       100.2
Other lines                            2,431      59.7            2,338       45.7          2,312        50.2
                                 -----------                 ----------                ----------
   Commercial lines                  164,072      93.1          154,700       93.5        145,930        92.7
                                 -----------                 ----------                ----------
       Total                     $   514,303      94.4       $  466,211       97.7     $  425,838        95.7
                                 ===========                 ==========                ==========

The following table sets forth the components of the statutory combined ratio and wind and hail loss information for the property-casualty segment for the years indicated.


                                                                                  Year ended December 31,
                                                                              --------------------------------
                                                                              1997           1996         1995
                                                                              ----          -----         ----
Statutory combined ratio
   Loss ratio                                                                 58.7           62.6         60.1
   Loss adjusting expense ratio                                               10.8            9.4          9.3
   Underwriting expense ratio                                                 24.7           25.5         26.0
   Dividend ratio                                                              0.2            0.2          0.3
                                                                              ----           ----         ----

       Total                                                                  94.4           97.7         95.7
                                                                              ====           ====         ====

Impact of wind and hail losses
  on the statutory combined ratio
---------------------------------
   Personal automobile                                                         1.9            3.9          1.8
   Homeowners                                                                 15.4           23.6         21.7
     Personal lines                                                            5.5            9.1          6.8
     Commercial lines                                                          5.2            7.1          6.5

       Total                                                                   5.4            8.4          6.7


Wind and hail losses are calculated by adding together all claims with a cause of loss from wind or hail and then deducting the related reinsurance recoveries. The information provides an indication of how weather-related losses impact the property-casualty segment's operating results for the years presented. Losses not resulting from either wind or hail are excluded from these calculations.

The following table sets forth premium information and agency counts for the property-casualty pool (including ALLIED Mutual) for the years indicated.


                                                                       At or for the year ended December 31,
                                                                    -----------------------------------------
                                                                       1997            1996           1995
                                                                    ----------      ----------     ----------
                                                                              (dollars in thousands)
      Direct written premiums by distribution system
         Independent agency system                                  $  562,202      $  549,598     $  503,922
         Exclusive agency system                                       263,046         210,648        180,799
         Direct response marketing system                               33,436          28,437         22,136
                                                                    ----------      ----------     ----------
           Total direct written premiums,
              excluding crop hail premiums                             858,684         788,683        706,857
         Crop hail premiums (non-pooled)                                 7,038           7,049          7,781
                                                                    ----------      ----------     ----------

                Total direct written premiums                       $  865,722      $  795,732     $  714,638
                                                                    ==========      ==========     ==========

      Agency counts
         Independent agencies                                            2,038           2,000          1,968
         Exclusive agencies                                                293             257            192

      Net written premiums                                          $  841,833      $  773,593     $  699,608
      Net earned premiums                                           $  814,682      $  739,251     $  676,169


The following table sets forth the geographic percentage distribution of property-casualty pool (including ALLIED Mutual) direct written premiums for the years indicated.

                                                           1997        1996        1995
                                                          -----       -----       -----
                            California                     23.7%       24.5%       24.0%
                            Iowa                           21.4        21.7        23.3
                            Kansas                          8.0         8.1         8.4
                            Nebraska                        7.4         7.4         7.9
                            Minnesota                       7.1         7.3         7.6
                            Missouri                        5.1         4.8         4.8
                            Illinois                        3.7         3.5         3.1
                            Colorado                        3.6         3.6         3.6
                            Utah                            3.0         2.9         2.5
                            Tennessee                       3.1         2.7         2.4
                            Washington                      2.5         2.3         2.1
                            Other *                        11.4        11.2        10.3
                                                          -----       -----       -----
                                                          100.0%      100.0%      100.0%
                                                          =====       ======      ======

                     *Includes all other states, none of which accounted for more than 2% in 1997.

Excess & Surplus Lines

Western Heritage Insurance Company (Western Heritage) is an excess & surplus lines insurance subsidiary, which primarily underwrites commercial lines. A.M. Best has assigned a rating of A- (Excellent) to Western Heritage for 1997 based on the review of their 1996 statutory results and operating performance.

For 1997, Western Heritage's net earned premiums were 58.1% specialty commercial casualty, 9.5% commercial property, 29.3% commercial transportation, and 3.1% personal lines coverages. Specialty commercial casualty lines include general liability, multiple peril, and product liability coverages for special events, such as concerts, fairs, exhibitions, and parades as well as coverages for merchants and artisan contractors. Specialty commercial property lines include coverages for buildings that are older, in higher risk locations, or vacant;

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

The following table sets forth statutory and GAAP basis information for the excess & surplus lines segment for the years indicated.

                                                                      At or for the year ended December 31,
                                                                  --------------------------------------------
                                                                      1997            1996             1995
                                                                  -----------      -----------     -----------
                                                                             (dollars in thousands)
Net written premiums                                              $    34,056      $    28,417     $    30,606
                                                                  ===========      ===========     ===========

Earned premiums                                                   $    33,294      $    27,314     $    29,661
Losses and loss adjusting expenses                                     20,369           17,484          22,357
Underwriting expenses                                                   9,884            8,106           8,202
                                                                  -----------      -----------     -----------
   Statutory underwriting gain (loss)                                   3,041            1,724            (898)
GAAP adjustments                                                          169               86              43
                                                                  -----------      -----------     -----------
   GAAP underwriting gain (loss)                                        3,210            1,810            (855)
Investment income excluding realized gains                              6,803            6,241           5,830
Realized investment gains (losses)                                         (4)               2            (135)
                                                                  -----------      -----------     -----------
   Income before income taxes                                     $    10,009      $     8,053     $     4,840
                                                                  ===========      ===========     ===========

GAAP combined ratio                                                      90.4             93.4           102.9
Invested assets                                                   $   113,521      $   104,403     $    96,435
Loss and loss adjusting expense reserves, net of reinsurance      $    50,984      $    49,319     $    47,120
Statutory capital and surplus                                     $    40,501      $    33,478     $    27,770


The following table sets forth the net earned premiums and statutory combined ratios of the commercial casualty, commercial property, commercial transportation, and personal lines written by Western Heritage for the years indicated.


                                                            Year ended December 31,
                                 ----------------------------------------------------------------------------
                                           1997                       1996                      1995
                                 -------------------------  ------------------------  -----------------------
                                      Net       Statutory        Net      Statutory        Net     Statutory
                                    earned      combined       earned     combined       earned    combined
                                   premiums       ratio       premiums      ratio       premiums     ratio
                                 -----------    ---------   -----------   ---------   -----------  ---------
                                                              (dollars in thousands)
Commercial casualty              $    19,329       88.6     $    17,508       92.1    $    22,031      103.9
Commercial property                    3,158       95.6           2,513       70.2          2,676       91.2
Commercial transportation              9,768       91.9           6,538      103.7          4,254       98.6
Personal lines                         1,039       86.0             755       86.9            700      115.1
                                 -----------                -----------               -----------
   Total                         $    33,294       90.2     $    27,314       92.5    $    29,661      102.2
                                 ===========                ===========               ===========

The following table sets forth the geographic percentage distribution of excess & surplus lines direct written premiums for the years indicated.

                                                           1997        1996        1995
                                                          -----       -----       -----
                            Texas                          21.3%       25.0%       23.3%
                            California                      8.6         8.0         8.8
                            Illinois                        7.8         8.6         9.9
                            Florida                         6.0         5.5         7.2
                            Alabama                         4.5         3.9         3.1
                            Connecticut                     4.2         2.8         0.6
                            Louisiana                       3.8         3.2         3.0
                            Missouri                        3.7         3.9         3.0
                            Oklahoma                        3.1         4.0         4.3
                            Colorado                        2.7         2.9         2.8
                            Hawaii                          2.5         3.0         3.7
                            Ohio                            2.4         2.7         2.9
                            Washington                      2.3         1.8         1.8
                            Indiana                         2.1         2.0         1.9
                            Mississippi                     2.1         2.9         2.6
                            Michigan                        2.0         1.7         1.4
                            Other*                         20.9        18.1        19.7
                                                          -----       -----       -----
                                                          100.0%      100.0%      100.0%
                                                          =====       =====       =====
                            *Includes all other states,  none of which accounted for more than 2% in 1997.

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

The basic reinsurance treaties benefiting the parties to the pooling agreement insure risks in excess of specific amounts. Except for crop-hail reinsurance, all reinsurance is obtained by the pool participants directly and the pool administrator does not have any additional or special reinsurance arrangements other than as a pool participant. The financial stability of each participating reinsurer is independently monitored by the pool participants and by their reinsurance intermediaries. See "Business Relationship with ALLIED Mutual Other Relationships" for the pooled property catastrophe reinsurance agreement with ALLIED Mutual and a nonaffiliated reinsurance company.

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

The pool participants purchase property catastrophe reinsurance from a large number of reinsurers each of which provides a relatively small percentage of the total cover. For 1998, the pool liability limit of the cover is 90% of $120,000,000 with retention of $11,000,000. A reinstatement agreement exists allowing purchases of reinsurance for an additional catastrophe occurring in the same year.

The pool's retention for most casualty risks is $375,000, with a reinsurance limit of $1,000,000 per occurrence. Other treaties provide reinsurance for each workers' compensation loss over $375,000 and up to $5,000,000. Catastrophe workers' compensation treaties increase the reinsurance to $35,000,000.

Western Heritage, which is not a participant in the property-casualty pool, purchased surplus reinsurance on property risks covering 75% of the risk with limits in excess of $50,000 to a maximum of $1,000,000, which is the largest property risk insured. Western Heritage also purchased casualty reinsurance covering 92.5% of the risk in excess of $200,000 to a maximum of $1,000,000, the largest casualty risk insured. Western Heritage also purchased two layers of reinsurance, each of which covers $1,000,000 in excess of the underlying layers for both property and casualty coverages. Each of the layers contain a reinstallment provision. Western Heritage does not write workers' compensation or primary auto coverage.

For 1998, Western Heritage's reinsurance program provides for all property and casualty risks on a loss event basis. The first excess per event contract provides reinsurance for an event in excess of $300,000 in loss and loss adjusting expenses up to a maximum of $1 million. The second excess per event contract provides reinsurance for an event in excess of $1 million in loss and loss adjusting expenses up to a maximum of $5 million. The largest amount insured by Western Heritage is $2 million. If limits exceed $1 million, Western Heritage purchases facultative reinsurance for the limits in excess of $1 million. Also in place is an aggregate stop loss treaty, which provides reinsurance for 10 percentage points of loss and loss adjusting expenses in excess of 62.5% of net earned premiums.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. As of December 31, 1997, the property-casualty subsidiaries had no past due amounts from reinsurers and Western Heritage had $76,000 in dispute. Historically, the Company has had no adverse collection experience with its reinsurers.

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

While the methods for setting the reserve structure are well tested, some assumptions about loss patterns have changed. In particular, recent higher jury verdicts and judicial decisions which expand coverage to new theories of liability have increased the demands against the loss and loss adjusting expense reserves of the insurance subsidiaries. Not only have anticipated claims increased in severity, but unanticipated claims have risen. In establishing reserves, management considers exposure the Company may have to environmental claims. Because reported claim activity levels are minimal and the emphasis of the Company's property-casualty business is primarily on personal lines and small commercial business, management believes exposure to material liability on environmental claims to be remote as of December 31, 1997. Management continues to monitor legal developments as they relate to the Company's exposure to environmental claims.

The following table presents the development of losses and loss adjusting expense reserves for 1987 to 1996 for the pool (which includes ALLIED Mutual) and Western Heritage. The top line of the table shows the estimated reserve for losses and loss adjusting expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of losses and loss adjusting expenses, net of reinsurance recoverables, for claims arising in the current and all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The lower portion of the table shows the re-estimated amount of net reserves as a percentage of the previously recorded net reserves based on experience as of the end of each succeeding year. The re-estimated reserves change as more information becomes known about the frequency and severity of claims for individual years.

                                                             At or for the year ended December 31,
                     ------------------------------------------------------------------------------------------------------------
                       1987      1988      1989      1990      1991      1992      1993      1994      1995      1996      1997
                     --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                    (dollars in thousands)
Reserves for
  losses and loss
  adjusting
  expenses, net      $160,152  $210,746  $248,870  $280,443  $312,089  $355,092  $386,936  $424,595  $471,247  $503,638  $522,317

Paid (cumulative)
  as of (1)
    1 year later         47.5%     41.7%     43.6%     44.2%     43.6%     40.1%     40.8%     39.9%     43.1%     43.2%
    2 years later        70.8      64.0      65.8      67.2      66.3      61.9      60.7      61.7      63.4
    3 years later        85.8      77.2      79.3      80.4      79.8      72.6      73.2      73.9
    4 years later        93.6      84.1      86.3      88.5      86.0      78.8      79.6
    5 years later        97.9      87.7      91.5      92.5      89.6      82.8
    6 years later       101.0      90.2      94.1      95.2      92.2
    7 years later       102.8      92.1      96.0      96.9
    8 years later       104.3      93.6      97.4
    9 years later       106.0      94.4
    10 years later      106.7

Net reserves re-
  estimated as of
  end of year (1)       100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
    1 year later        103.6      98.3     100.4     101.0     100.2      97.7      98.3     100.1     100.0      99.7
    2 years later       106.3      97.6      99.6     101.1     101.1      96.8      98.9      98.9      99.1
    3 years later       106.8      97.3      99.6     102.6     102.4      97.2      97.4      98.1
    4 years later       107.1      97.5     101.5     104.6     103.1      96.3      97.4
    5 years later       107.8      98.1     103.4     105.7     102.9      96.4
    6 years later       108.9      99.3     104.5     105.7     102.8
    7 years later       110.5     100.4     104.8     105.6
    8 years later       111.8     100.7     104.6
    9 years later       112.1     100.2
    10 years later      111.9

Net cumulative redundancy (deficiency)
    Dollars          $(19,031) $   (476) $(11,400) $(15,725) $ (8,637) $ 12,773  $ 10,247  $  8,230  $  4,039  $  1,284
    Percentage          (11.9)%    (0.2)%    (4.6)%    (5.6)%    (2.8)%     3.6%      2.6%      1.9%      0.9%      0.3%

Gross reserves- end of year                                            $373,958  $400,912  $447,311  $492,304  $522,366  $544,696
Reinsurance recoverables                                                 18,866    13,976    22,716    21,057    18,728    22,379
                                                                       --------  --------  --------  --------  --------  --------
  Net reserves- end of year                                            $355,092  $386,936  $424,595  $471,247  $503,638  $522,317
                                                                       ========  ========  ========  ========  ========  ========
Gross re-estimated reserves - latest (2)                                   99.0%    100.6%    100.0%    100.3%    100.9%
Re-estimated recoverables - latest (2)                                    148.6%    191.1%    136.0%    126.1%    131.0%
Net re-estimated reserves - latest (2)                                     96.4%     97.4%     98.1%     99.1%     99.7%

Gross cumulative redundancy (deficiency)
  Dollars                                                              $  3,612  $ (2,483) $     43  $ (1,449) $ (4,518)
  Percentage                                                                0.9%     (0.6)%     0.0%     (0.3)%    (0.9)%

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

                                                                                      Year ended December 31,
                                                                                   ----------------------------
                                                                                      1997               1996
                                                                                   ----------        ----------
                                                                                           (in thousands)
   Loss and loss adjusting expense reserves for the property-casualty pool
     and Western Heritage                                                          $  522,317        $  503,638
   Less: Loss and loss adjusting expense reserves of ALLIED Mutual                    162,324           156,975
                                                                                   ----------        ----------
                                                                                      359,993           346,663
   Add: Reinsurance recoverables                                                       18,033            15,528
                                                                                   ----------        ----------
   Loss and loss adjusting expense reserves (GAAP)                                 $  378,026        $  362,191
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

                                                                            Year ended December 31,
                                                                  -----------------------------------------
                                                                     1997            1996           1995
                                                                  ----------      ----------     ----------
                                                                                (in thousands)
      Net reserves for losses and loss adjusting
        expenses at beginning of year                             $  346,663      $  324,939     $  292,674
                                                                  ----------      ----------     ----------

      Incurred losses and loss adjusting expenses
        Provision for insured events of current year                 379,952         353,675        315,956

        (Decrease) increase in provision for
          insured events of prior years                               (1,853)           (680)         1,984
                                                                  ----------      ----------     ----------
            Total incurred losses and loss adjusting expenses        378,099         352,995        317,940
                                                                  ----------      ----------     ----------

      Payments
        Losses and loss adjusting expenses
          attributable to insured events of current year             216,920         194,735        169,254

        Losses and loss adjusting expenses
          attributable to insured events of prior years              147,849         136,536        116,421
                                                                  ----------      ----------     ----------
            Total payments                                           364,769         331,271        285,675
                                                                  ----------      ----------     ----------
      Net reserves for losses and loss
        adjusting expenses at end of year                         $  359,993      $  346,663     $  324,939
                                                                  ==========      ==========     ==========


Noninsurance Operations

ALLIED Group Mortgage Company (ALLIED Mortgage), purchases, originates, and services single-family residential mortgages. It acquires mortgage servicing rights from savings and loan associations, banks, other mortgage companies, and other financial institutions. The market in which ALLIED Mortgage originates mortgages is primarily Polk County, Iowa, which includes the Des Moines area. ALLIED Mortgage purchases and services mortgages on a nationwide basis. See "Business Competition."

ALLIED Mortgage began operations in 1987, and by year-end 1997, its servicing portfolio included 53,078 mortgages for a total value of $2.9 billion. ALLIED Mortgage is an approved seller-servicer of mortgages guaranteed by Government National Mortgage Association, Federal National Mortgage Association, and

Federal Home Loan Mortgage Corporation. See "Business--Regulation." Working capital requirements are managed through short-term financing with commercial banks. See note 8 of Notes to Consolidated Financial Statements.

The Company's data processing segment consists of The Freedom Group, Inc. (Freedom) and its subsidiary ALLIED Group Information Systems, Inc. (AGIS), which have a line of property-casualty and life insurance software products and data processing services which are marketed under the name "Freedom Group" primarily to nonaffiliated insurance companies. Prior to March 1, 1996, AGIS provided management information services to ALLIED Mutual, ALLIED Life Insurance Company (ALLIED Life), the Company and other company subsidiaries. These services included the processing of policies and claims, billing, rating, statistical and regulatory reporting, and recordkeeping. AGIS also provided automated systems to the property-casualty segment's agency force. Prior to March 1, 1996, the majority of the AGIS's revenues and operating profits came from affiliated companies. See note 4 of Notes to Consolidated Financial Statements.

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

Investments

The Company uses its investments to generate the majority of its operating profit and provide liquidity. Investments in fixed maturities are classified as available for sale. See note 1-"Investments" of Notes to Consolidated Financial Statements. The Company's invested assets are managed by Conning & Company, subject to restrictions on permissible investments under applicable state insurance codes and the Company's investment policies. Those policies require that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" (investment grade) or higher by Standard & Poor's Corporation (Standard & Poor's) or a recognized equivalent at the time the security is acquired by the Company. The policy also states that equity securities are to be of United States and Canadian Corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stocks are to be comprised primarily of issues rated at least A3/A- by Standard & Poor's Corporation or Moody's. The Company monitors the investment quality of the fixed maturity portfolio subsequent to acquisition by reviewing on a quarterly basis the current debt ratings assigned to each of the securities in the fixed maturity portfolio.

Fixed income securities comprised 90.1% of the Company's invested assets, 99.7% of those had a "BBB" rating or higher from Standard & Poor's (or the equivalent from Moody's) at December 31, 1997. Equity Securities comprised 8.7% of the invested assets at December 31, 1997. The portfolio contained no real estate or mortgage loans. At year-end 1997, the Company held $2.7 million of nonrated securities. Evaluation of the issuers' rating and ratings for the issuers' other securities supports management's view that the nonrated securities are investment grade. At December 31, 1997, the fair value of the Company's fixed maturity portfolio was $26.3 million over amortized cost.

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

                                       13
The table below shows the classifications of the Company's investments at December 31, 1997.

                                                                                    Carrying           Percent
                                                                                      value           of total
                                                                                   ----------         --------
                                                                                      (dollars in thousands)
     Fixed maturities
       U.S. Government obligations (1)                                             $   95,312            10.5%
       U.S. Government corporations and agencies                                      117,727            13.0
       State municipalities and political subdivisions                                400,490            44.1
       Public utilities                                                                 9,747             1.1
       All other corporate bonds                                                      194,940            21.4
                                                                                   ----------           -----
           Total fixed maturities                                                     818,216            90.1
                                                                                   ----------           -----
     Equity securities
       Common stock
         Public utilities                                                                 798             0.1
         Banks, trusts, and insurance companies                                         7,534             0.8
         Industrial, miscellaneous and all other                                       28,162             3.1
                                                                                   ----------           -----
                                                                                       36,494             4.0
       Preferred stock                                                                 42,688             4.7
                                                                                   ----------           -----
                                                                                       79,182             8.7
     Short-term investments at cost                                                    10,846             1.2
                                                                                   ----------           -----
                                                                                   $  908,244           100.0%
                                                                                   ==========           =====

          (1) All such securities are backed by the full faith and credit of the United States Government.

The following table sets forth the composition of the Company's fixed maturity investment portfolio by rating at December 31, 1997.

                                                              Carrying       Percent of
                                                                value         portfolio
                                                              ----------     ----------
                        Rating (1)                              (dollars in thousands)
                        ---------
                  AAA                                         $  542,556         66.3%
                  AA                                             144,456         17.7
                  A                                              116,584         14.2
                  BBB                                             11,945          1.5
                  Nonrated                                         2,675          0.3
                                                              ----------        -----
                        Total                                 $  818,216        100.0%
                                                              ==========        =====

                  (1) Ratings are  assigned  primarily by Standard & Poor's with remaining ratings assigned by Moody's and converted to the equivalent Standard & Poor's ratings.

The following table sets forth contractual maturities in the fixed maturity investment portfolio at December 31, 1997. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Carrying      Percent of
                                                                value        portfolio
                                                              ----------    ----------
                         Maturity                              (dollars in thousands)
                  One year or less                            $   23,499         2.9%
                  Over 1 year through 5 years                    314,202        38.4
                  Over 5 years through 10 years                  276,560        33.8
                  Over 10 years                                   42,979         5.2
                                                              ----------      ------
                                                                 657,240        80.3

                  Mortgaged-backed securities                    160,976        19.7
                                                              ----------      ------
                      Total                                   $  818,216       100.0%
                                                              ==========      ======

Investment results of the Company for each year in the three years ended December 31, 1997 are shown in the following table.


                                                                 1997           1996          1995
                                                              -----------    ----------     ---------
                                                                       (dollars in thousands)

       Average invested assets                                $   856,008    $  784,247     $ 714,720
       Investment income (1)                                       51,124        49,222        47,242
       Average annual yield on total investments                      6.0%          6.3%          6.6%
       Tax equivalent yield on total investments (2)                  7.2%          7.4%          7.8%
       Realized investment gains                              $       391    $       49     $     505


          (1) Investment  income is net of investment  expenses and does not include  realized  investment  gains or losses or provision for income taxes.
          (2) Assuming an effective tax rate of 35%.


Competition

The insurance subsidiaries compete in a highly competitive industry with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. Because the insurance subsidiaries operate through independent agents and such agents represent more than one company, they face competition within each agency. The insurance subsidiaries compete by underwriting criteria, pricing, automation, service, and product design. The Company believes that its management information systems and procedures for selecting and rating risks accord it a competitive advantage.

Competition in the excess & surplus lines market stiffened in recent years as standard market capacity increased and prices decreased. Western Heritage competes in its chosen market (primarily in the Midwest, West, and South) with numerous insurers on the basis of service, price, and financial strength.

ALLIED Mortgage, in originating residential mortgages in central Iowa and servicing residential mortgages nationally, competes through competitive pricing and service. Nationally, ALLIED Mortgage is a small-sized company servicing mortgages with remaining principal balances aggregating $2.9 billion at December 31, 1997. The largest competitors service in excess of $214 billion of mortgages. With greater capital and greater efficiencies, the larger companies have an advantage in originating and purchasing mortgages to obtain the servicing rights. ALLIED Mortgage has access to capital due to its association with the Company and competes in the purchase of servicing on the basis of price and in mortgage originations on the basis of price and quality of service.

Regulation

The insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory, and administrative powers to state insurance commissioners. Such regulation is designed generally to protect policyholders rather than investors and relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and examination of the affairs of insurance companies, which includes periodic market conduct and financial examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers for other purposes; establishment and maintenance of reserves for unearned premiums and losses and loss adjusting expenses; and requirements regarding numerous other matters. In general, the insurance subsidiaries must file all rates for insurance directly underwritten with the insurance department of each state in which they operate; reinsurance generally is not subject to rate regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Regulations".

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

Relationship with ALLIED Mutual

The Company is operated as a part of the ALLIED Group of insurance companies. ALLIED Mutual has operated as a mutual property-casualty insurance company since 1929. In 1971, it organized the Company as a wholly owned subsidiary and transferred to it certain assets, including the stock of AMCO, which had operated as a subsidiary of ALLIED Mutual since 1959. In 1985, the Company effected an initial public offering which then resulted in public ownership of approximately 22% of its common stock. As of December 31, 1997, ALLIED Mutual controlled 18.2% of the outstanding voting stock of ALLIED.

The operations of the Company are interrelated with the operations of ALLIED Mutual. The Company and ALLIED Mutual share common executive officers, and three directors of the Company are also directors of ALLIED Mutual.

For the year ended December 31, 1997, ALLIED Mutual reported, in accordance with Statutory Accounting Practices, net income of $13.7 million, a statutory combined ratio of 101.1, and admitted assets and surplus at December 31, 1997 of $576.2 million and $259.6 million, respectively. As of December 31, 1997, ALLIED Mutual's invested assets were $520.6 million. Invested assets included a fixed maturity portfolio of $367.8 million (at amortized cost), of which over 98.5% was rated "BBB" or higher by Standard & Poor's or a recognized equivalent rating agency. Invested assets also included $83.7 million in equity investments in affiliates (which includes the Company, ALLIED Life Financial Corporation
(ALFC), which is a 56.2% owned subsidiary of ALLIED Mutual, and AID Finance Services, Inc.). ALLIED Mutual files its statutory-basis financial reports with the state insurance departments in the territories in which it operates.

The Company and ALLIED Mutual formalized their relationship by entering into an Intercompany Operating Agreement, a Pooling Agreement, and a Stock Rights Agreement.

      Intercompany Operating Agreement

The Company, ALLIED Mutual, ALFC, and each of their respective subsidiaries are parties to an Intercompany Operating Agreement providing for the sharing of employees, office space, agency forces, data processing, and other services and facilities. The Company receives from and pays to ALLIED Mutual and its subsidiaries fees and cost reimbursements for the employees, services, and facilities provided. In determining the allocated costs to the companies, each provider of the various services (e.g., ALLIED Mutual leases office facilities, the Company leases employees etc.) attempts to set fees on a basis consistent with that which would apply in an arm's length transaction with nonaffiliates. However, there can be no assurance that the actual rates charged reflect those which would be obtained if the Company and ALLIED Mutual were not affiliated and had agreed upon rates following arm's length negotiation. See "Relationship with ALLIED Mutual Pooling Agreement" for a further discussion of expense sharing arrangements between ALLIED Mutual and the Company.

The Company leases to ALLIED Mutual and certain of its subsidiaries all of the employees utilized in their operations for a fee and reimbursement of personnel costs based on certain allocation methods. The Company is obligated to provide the entire requirements for employees of ALLIED Mutual and certain of its subsidiaries, but ALLIED Mutual reserves the right to hire employees independently rather than leasing them from the Company. In 1997, 1996, and 1995, ALLIED Mutual and its subsidiaries paid the Company $2.6 million, $2.5 million, and $2.5 million, respectively, for leased employees, substantially all of which represented cost reimbursement.

The Intercompany Operating Agreement (IOA) also provides for the leasing by ALLIED Mutual to the Company of substantially all of the office space utilized by the Company and its subsidiaries. ALLIED Mutual and property-casualty subsidiaries share agency forces as well as other services and facilities. The IOA contains a covenant not to compete that binds each of the Company, ALLIED Mutual, and ALFC not to engage in a business Intercompany Operating Agreement and five years thereafter. The IOA is in effect to December 31, 2004 and continues thereafter subject to any party providing two years notice that such party intends to cease participation. Termination prior to December 31, 2004 requires the Coordinating Committee's approval.

      Pooling Agreement

The Pooling Agreement provides that ALLIED Mutual, ALLIED Property and Casualty, and Depositors cede to AMCO premiums, losses, allocated loss adjusting expenses, commissions, premium taxes, service charge income, and dividends to policyholders and assume from AMCO an amount of this pooled property-casualty business equal to their participation in the Pooling Agreement. ALLIED Mutual's crop hail business is not pooled. AMCO pays certain underwriting expenses, unallocated loss adjusting expenses, and premium collection expenses for all of the pool participants and receives a fee equal to a specified percentage of premiums as well as a performance fee based on the attainment of certain combined ratios from each of the pool participants. AMCO charges each of the other pool participants 12.85% of written premiums for underwriting services, 7.25% of earned premiums for unallocated loss adjusting expenses, and 0.75% of earned premiums for premium collection services. AMCO received pool administrative fees of $66.8 million, $61.3 million, and $55.7 million from ALLIED Mutual in 1997, 1996, and 1995, respectively. In 1997, AMCO also received a performance fee of $4.2 million from ALLIED Mutual. The administrative fees are subject to renegotiation during the term of the pooling agreement upon five years notice.

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

The Pooling Agreement may be terminated by a participant to the agreement on or after December 31, 2004 upon giving notice at least five years prior to the date of termination. Termination of the Pooling Agreement prior to December 31, 2004 must be approved by the Coordinating Committee. The Pooling Agreement may also be terminated or extended by ALLIED Mutual upon the occurrence of certain events. See "Relationship with ALLIED Mutual--Intercompany Operating Agreement."

In addition, ALLIED Mutual, the Company, and ALFC have certain rights under the Pooling Agreement and the IOA in the event a nonaffiliated party acquires the ownership of 50% or more of the voting stock of the Company or ALFC. If such an event were to occur, ALLIED Mutual, the Company, or ALFC, as the case may be, have the right to (i) terminate such agreements upon six months notice (ii) extend the term such agreements for up to ten additional years beyond December 31, 2004, upon six months notice, or (iii) allow such agreements to continue in effect.

      Stock Rights Agreement

The Company and ALLIED Mutual are parties to a Stock Rights Agreement, which grants certain rights to, and imposes certain restrictions on, ALLIED Mutual in respect of its holdings of the Company's common and preferred stock.
This Agreement expires in 2005.

Pursuant to the Stock Rights Agreement, ALLIED Mutual is entitled to nominate, and the Company is required to use its best efforts to cause the election or retention of, a number of members of the Company's Board of Directors in proportion to ALLIED Mutual's percentage ownership of the total number of shares of the Company's voting stock outstanding at the time of nomination. In addition, the Company is required to elect to its Executive Committee at least one director who has been nominated by ALLIED Mutual but who is not an officer or employee of ALLIED Mutual. The Stock Rights Agreement also restricts the ability of ALLIED Mutual to grant proxies and solicit other shareholders of the Company. Under the Stock Rights Agreement, ALLIED Mutual is prohibited from initiating or accepting a tender offer for shares of the Company's common stock except under certain conditions. The Company has a right of first refusal with respect to any sale by ALLIED Mutual of the Company's common stock, subject to certain exceptions, including a distribution of such stock to the public in a registered public offering or sale pursuant to Rule 144. ALLIED Mutual has incidental registration rights and three demand registration rights with respect to the Company's common and 6-3/4% Series preferred stock (6-3/4% Series) it owns.

The limitations on ALLIED Mutual's ability to initiate, or tender shares, in a tender offer as well as the limitations on its ability to grant proxies and solicit other shareholders of the Company terminate upon a consolidation or merger of the Company with another corporation in which the Company is not the surviving corporation, a sale of substantially all of its assets, or the holding, by any person other than ALLIED Mutual, of 50% or more of the voting securities of the Company then outstanding. The Stock Rights Agreement will be suspended for as long as ALLIED Mutual holds less than 10% of the outstanding common stock and 6-3/4% Series stock of the Company.

      The Coordinating Committee

Under the IOA, the Company, ALLIED Mutual, and ALFC have formed a Coordinating Committee comprised of two independent directors of the Company, two directors of ALLIED Mutual, and two independent directors of ALFC, none of whom serve on other ALLIED boards. All disputes arising under the IOA as well as other intercompany agreements are to be submitted to the Coordinating Committee for resolution. Decisions of this Coordinating Committee must be unanimous and are binding on the parties. Historically, all issues that have been submitted to the Coordinating Committee have been resolved by the Committee. The Company anticipates that any future issues would be similarly resolved. If an issue is not resolved by the Coordinating Committee, it will be submitted to arbitration. In such arbitration, each party to the dispute selects one arbitrator, and if such dispute involves only two parties, such arbitrators select a third arbitrator.

      Other Relationships

Effective January 1, 1997, the Company's property-casualty subsidiaries entered into a property catastrophe reinsurance agreement with ALLIED Mutual and a nonaffiliated reinsurer. ALLIED Mutual's participation in the agreement was 90%.

The reinsurance agreement was an aggregate catastrophe program that covers the property-casualty segment's share of pooled losses up to $30 million in excess of $20 million in the aggregate for any one quarter or in excess of $50 million in the aggregate for any one year. See notes 4 and 6 of Notes to Consolidated Financial Statements for additional information concerning transactions between the Company and ALLIED Mutual.

Prior to 1997, ALLIED Mutual's and American Re-Insurance Company's respective participation in the reinsurance agreement were 90% and 10% and covered the property-casualty segment's share of pooled losses up to $5,000,000 in excess of $5,000,000. This agreement was canceled effective December 31, 1996.

Employees

At December 31, 1997, the Company was the direct employer of personnel for all subsidiaries of the Company and of ALLIED Mutual and its subsidiaries other than ALFC, employing 2,646 persons. None of the Company's employees are members of a collective bargaining unit. Management believes that its employee relations are good.


Item 2.   Properties

The majority of the real property occupied by the Company and its subsidiaries are owned or leased by ALLIED Mutual. A portion of the costs of the properties is paid by the Company. See "Relationship with ALLIED Mutual--Intercompany Operating Agreement." Management considers the properties to be adequate for its needs. The primary properties owned by ALLIED Mutual are the home office in Des Moines, Iowa, a data processing facility and claims center in Urbandale, Iowa, and regional offices in Denver, Colorado and Lincoln, Nebraska. The Company and its subsidiaries lease office space in Des Moines and Cedar Rapids, Iowa, Minneapolis, Minnesota, Lincoln, Nebraska, and Scottsdale, Arizona.


Item 3.  Legal Proceedings

The Company is party to various lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition, results of operations, or liquidity.

For a description of certain lawsuits pending against the Company, see item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Securities Holders

During the fourth quarter of 1997 no matters were submitted to a vote of holders of ALLIED Group, Inc. stock.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders' Matters

ALLIED Group, Inc.'s common stock traded on The New York Stock Exchange under the symbol GRP. As of December 31, 1997, there were 1,252 stockholders of record. The following table shows the high and low market prices and dividends paid per share for each calendar quarter for the two most recent years. The prices and dividends per share have been restated for the November 28, 1997 3-for-2 stock split and rounded to the nearest 1/64.


                                           First          Second          Third          Fourth
                             1997         Quarter         Quarter        Quarter         Quarter
                          ---------     ------------    ------------   ------------    ------------
                             High       $   25-  3/4    $   27-  1/2   $   35-51/64    $   33-53/64

                              Low           20-  2/3        22- 5/32       25- 5/32        26-  1/4

                          Dividends       0.11-  1/3      0.11-  1/3     0.11-  1/3      0.12




                                           First          Second          Third          Fourth
                             1996         Quarter         Quarter        Quarter         Quarter
                          ---------     ------------    ------------   ------------    ------------
                             High       $   19-  2/3    $   19-  1/3   $   19- 7/32    $   22- 5/32

                              Low           15- 9/16        15-49/64       14-57/64        16-57/64

                          Dividends       0.09-  3/4      0.09-  3/4     0.09-  3/4      0.10




There are certain regulatory restrictions relating to the payment of dividends (see Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources). It is the present intention of the Board of Directors to declare quarterly cash dividends.

Item 6.  Selected Financial Data *

                                                           At or for the year ended December 31,
                                         -------------------------------------------------------------------------
                                             1997           1996            1995           1994            1993
                                         -----------    -----------     -----------    -----------     -----------
                                                       (dollars in thousands, except per share data)
Income Statement Data
   Premiums earned
     Personal                            $   350,231    $   311,511     $   279,908    $   252,916     $   225,594
     Commercial                              164,072        154,700         145,930        133,816         118,728
                                         -----------    -----------     -----------    -----------     -----------
       Total property-casualty               514,303        466,211         425,838        386,732         344,322
       Excess & Surplus Lines                 33,294         27,314          29,661         25,786          24,014
                                         -----------    -----------     -----------    -----------     -----------
         Total                               547,597        493,525         455,499        412,518         368,336
   Investment income                          51,124         49,222          47,242         41,070          39,030
   Realized investment gains                     391             49             505          2,888           1,396
   Other income                               65,570         53,558          49,519         50,888          73,680
                                         -----------    -----------     -----------    -----------     -----------
     Total revenues                          664,682        596,354         552,765        507,364         482,442
   Losses and expenses                       572,770        525,043         478,917        440,665         425,685
                                         -----------    -----------     -----------    -----------     -----------
   Income from before income taxes
     and minority interest                    91,912         71,311          73,848         66,699          56,757
   Income taxes                               25,973         20,227          21,471         19,074          16,835
                                         -----------    -----------     -----------    -----------     -----------
                                              65,939         51,084          52,377         47,625          39,922
   Minority interest in net income
     of consolidated subsidiary                  503            ---             ---            ---             ---
                                         -----------    -----------     -----------    -----------     -----------
     Net income                          $    65,436    $    51,084     $    52,377    $    47,625     $    39,922
                                         ===========    ===========     ===========    ===========     ===========
   Diluted earnings per share
     Net income                          $      2.01    $      1.51     $      1.54    $      1.40     $      1.17
                                         ===========    ===========     ===========    ===========     ===========
     Realized investment gain            $       .01    $       ---     $       .01    $       .06     $       .02
                                         ===========    ===========     ===========    ===========     ===========
Balance Sheet Data
   Total investments                     $   908,244    $   819,645     $   772,299    $   655,906     $   606,511
   Total assets                          $ 1,201,233    $ 1,077,659     $ 1,010,598    $   892,751     $   855,525
   Notes payable                         $    56,938    $    34,094     $    39,465    $    43,541     $    82,459
   Guarantee of ESOP obligations         $    22,380    $    24,370     $    26,270    $    28,150     $    29,500
   Shares outstanding (in thousands)
     Preferred shares                          1,827          1,827           4,820          4,981           5,070
     Common shares                            30,532         20,383           9,445          9,000           9,026
Other Data
   Book value per share                  $     13.44    $     11.59     $     10.77    $      8.75     $      7.99
   Closing stock price per share         $     28.63    $     21.75     $     16.00    $     11.00     $     11.67
   Property-casualty wind
     and hail losses                     $       .59    $       .82     $       .60    $       .51     $       .40
   Dividends paid                        $       .46    $       .39     $       .30    $       .27     $       .23
   Return on average book
     value per share                            16.3%          13.7%           15.9%          16.8%           16.1%
   Pretax investment yield                       6.0%           6.3%            6.6%           6.5%            7.1%
   Effective tax rate                           28.3%          28.4%           29.1%          28.6%           29.7%
   Cash dividends to closing
     stock price                                 1.6%           1.8%            1.9%           2.4%            1.9%
   Closing stock price to
     earnings ratio                             14.2           14.4            10.4            7.9            10.0
   Property-casualty statutory
     combined ratio                             94.4           97.7            95.7           97.1            99.3

* Per share data have been restated to  retroactively  reflect the 3-for-2 stock split issued in 1997.


Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements are related to the plans and objectives of management for the future operations, economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the following discussion and elsewhere in this report, statements containing words such as expect, anticipate, believe, goal, objective, or similar words are intended to identify forward-looking statements. ALLIED Group, Inc. (the Company) undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include but are not limited to the following:
(1) heightened competition, particularly intensified price competition; (2) adverse state and federal legislation and regulations; (3) changes in interest rates causing a reduction of investment income; (4) general economic and business conditions which are less favorable than expected; (5) unanticipated changes in industry trends; (6) adequacy of loss reserves; (7) catastrophic events or the occurrence of a significant number of storms and wind and hail losses; and (8) other risks detailed herein and from time to time in the Company's other reports.

Overview

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data, Consolidated Financial Statements, and Notes to Consolidated Financial Statements included elsewhere herein.

The Company, a regional insurance holding company, and its subsidiaries operate exclusively in the United States and primarily in the central and western states. The Company's largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. The property-casualty insurance segment accounted for 85.7% of consolidated revenues in 1997 and 86.5% in 1996.

At December 31, 1997, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 24.9% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.2% of the outstanding voting stock of the Company.

The Board of Directors authorized a 3-for-2 stock split issuable November 28, 1997 to common stockholders of record on November 14, 1997. All fractional shares were paid in cash. All share and per share amounts included throughout this report have been restated to reflect the stock split.

On December 31, 1997, the Company adopted Statement of Financial Accounting Standard 128, "Earnings per Share." The adoption of SFAS 128 changed the way earnings per share are calculated and required restatement of amounts in prior periods. All per share amounts included throughout this report have been restated to reflect the adoption of SFAS 128. See notes 1 and 17 of Notes to Consolidated Financial Statements for a further discussion of earnings per share.

The operating results of the property-casualty insurance industry are subject to significant fluctuations from quarter to quarter and from year to year due to the effects of the competition on pricing, the frequency and severity of losses incurred in connection with weather-related and other catastrophic events, the general economic conditions, and other factors such as changes in tax laws and the regulatory environment.

1997 Compared with 1996

Consolidated revenues for 1997 were $664.7 million, up 11.5% over the $596.4 million reported for 1996. The increase was primarily due to the 11% growth in earned premiums and in other income, which rose 22.4%. Other income includes service charges and other miscellaneous income in the property-casualty segment and total revenues generated by noninsurance operations.

Income before income taxes increased 28.9% to $91.9 million from $71.3 million for 1996. The improvement was due primarily to revenue growth and only a slight increase in losses for the year ended December 31, 1997. Wind and hail losses decreased 28.7% to $27.9 million from $39.1 million in 1996.

Net income for the year ended December 31, 1997 was up 28.1% to $65.4 million, raising diluted earnings per share to $2.01 from $1.51 in 1996. Diluted earnings per share excluding net realized investment gains were $2.00 for 1997 compared with $1.51. On a diluted basis, the impact of wind and hail losses was $0.59 per share versus $0.82 in 1996.

Book value per share at December 31, 1997 increased to $13.44 from $11.59 at year-end 1996. Higher dividend payments and the stock repurchase program had a dilutive effect on book value during 1997 that was ameliorated by larger unrealized gains in the investment portfolio. The fair value of investments in fixed maturities was $26.3 million above amortized cost compared with $17.1 million above amortized cost at December 31, 1996. If investments in fixed maturities were reported at amortized cost, book value per share at December 31, 1997 would have been $12.88 compared with $11.23 at December 31, 1996.

     Property-casualty

Pooled net written premiums (including ALLIED Mutual's) totaled $835.4 million, an 8.9% increase over 1996 production. Growth in personal lines net written premiums was 11.2% for 1997. The average premium per policy for personal lines was up 3.5% to $618 while the policy count grew 6%. Commercial lines premiums grew by 4.1%. The average premium per policy for commercial lines increased 3.7% to $1,152, and policy count was up 3%. Earned premiums for the property-casualty segment were 68.1% personal lines and 31.9% commercial lines in 1997. The business mix for 1996 was 66.8% personal and 33.2% commercial lines.

Revenues for the property-casualty segment increased 10.4% to $569.4 million from $515.7 million for 1996. Direct earned premiums for the segment were $568.2 million for 1997 compared with $497.1 million one year earlier. Earned premiums increased 10.3% to $514.3 million from $466.2 million. The increase resulted primarily from growth in insurance exposure as well as from a larger average premium per policy.

Investment income for 1997 was $44.3 million compared with $42.3 million for 1996. The pretax yield on invested assets was 6%, down from 6.3% one year earlier. Investment income increased due to a larger average balance of invested assets in 1997, which more than offset the decrease experienced in the pretax yield. Realized investment gains for 1997 were $96,000 compared with $180,000.

Other income increased to $10.7 million from $7 million in 1996. The 1997 amount included a $4.2 million performance fee paid by ALLIED Mutual to AMCO as pool administrator. See note 4 of the Notes to Consolidated Financial Statements for a discussion of the reinsurance pooling agreement.

Income before income taxes increased 37.8% to $81.9 million from $59.4 million in 1996. The improvement was due to revenues that increased faster than losses, which increased only slightly because of lower wind and hail loss experience in 1997. Since 1996 wind and hail experience was the worst on record, the 1997 improvement was anticipated.

The statutory combined ratio (after policyholder dividends) improved to 94.4 from the 97.7 reported in 1996, primarily due to a 2.5-point decrease in the loss and loss adjusting expense ratio. The Company's underwriting expense ratio also improved 0.8 points. Wind and hail losses decreased to $27.9 million from

$39.1 million in 1996, which accounted for a 3-point improvement in the loss and loss adjusting ratio. The impact of wind and hail losses on the statutory combined ratio was 5.4 points for 1997 and 8.4 points for 1996. The 1997 underwriting gain, on a generally accepted accounting principles basis (GAAP), rose to $26.8 million from the previous year's $9.9 million.

The personal auto statutory combined ratio decreased to 94.5 from 98.9 for 1996, reflecting a 3.4-point improvement in the loss and loss adjusting expense ratio. The statutory combined ratio for the homeowners line was 96.7 compared with
102.4 for 1996. The impact of wind and hail losses on the homeowners combined ratio was 15.4 points in 1997 and 23.6 points in 1996. Overall, the personal lines statutory combined ratio improved to 95.1 from 99.8 in 1996. The statutory combined ratio for commercial lines decreased slightly to 93.1 from 93.5 for the previous year.

     Excess & Surplus Lines

Earned premiums for 1997 increased to $33.3 million from $27.3 million for 1996. Net written premiums were up 19.8% to $34.1 million from $28.4 million. The segment's major product lines all experienced increases in net written premiums due to intensified marketing efforts and the addition of 19 new agencies (a 27.1% increase) over the last 24 months. The segment's 1997 book of business was comprised of 3.1% personal and 96.9% commercial lines; the 1996 business mix was 2.8% personal and 97.2% commercial lines.

The segment's invested assets rose 8.7% from the previous year-end to $113.5 million at December 31, 1997. Investment income increased 9% to $6.8 million from $6.2 million because a larger average balance of invested assets more than offset a 20 basis-point decline in the pretax yield to 6.2% from the previous year's 6.4%. Realized investment losses were $4,000 compared with gains of $2,000 for the year ended December 31, 1996.

The statutory combined ratio (after policyholder dividends) was 90.2, which produced a GAAP underwriting gain of $3.2 million. The statutory combined ratio of 92.5 for 1996 resulted in a GAAP underwriting gain of $1.8 million. The 1997 growth in earned premiums outpaced the increase in losses and loss adjusting expenses, resulting in a 2.8-point improvement in the loss and loss adjusting expense ratio.

Income before income taxes for 1997 increased 24.3% to $10 million from $8.1 million. The increase was primarily due to top line growth.

     Noninsurance Operations

Revenues for the noninsurance operations (including mortgage banking, data processing, and employee leasing to affiliates) after eliminations increased 17.2% to $55.2 million from $47.1 million in 1996. The increase was primarily due to a 35.4% increased in data processing revenues to $23 million from $17 million. In 1997, outside sales increased $1.8 million and license fees to nonaffiliates were up $ 4.3 million . On a consolidated basis, revenues from nonaffiliates for the noninsurance operations are reported as other income. Income before income taxes was $29,000 for the year ended December 31, 1997 compared with $3.8 million in 1996. The increase in operating costs, primarily in the data processing operations and the holding company, more than offset the increase in revenues for the noninsurance operations.

     Investments and Investment Income

The investment policy for the Company's insurance segments requires that the fixed maturity portfolio be invested primarily in debt obligations rated investment grade (BBB) or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stocks are to be comprised primarily of issues rated at least A3/A- by Standard & Poor's Corporation or Moody's. At December 31, 1997, the Company's investment portfolios consisted almost exclusively of fixed income securities and equity securities 90.1% and 8.7%, respectively. The ratings on 99.7% of the fixed income securities were investment grade or higher at December 31, 1997. The portfolios contained no real estate or mortgage loans at December 31, 1997.

Consolidated invested assets were up 10.8% to $908.2 million from $819.6 million at year-end 1996. Fixed maturities at amortized cost increased 2.2%.
Consolidated investment income increased 3.9% to $51.1 million from $49.2 million in 1996. The increase was due primarily to a larger average balance of invested assets. The tax-equivalent yield was down in 1997 to 7.0% compared with 7.2% one year earlier due to lower short- and intermediate-term interest rates on investments. The aftertax yield for 1997 and 1996 was 4.6% and 4.7%, respectively.

     Income Taxes

The Company's effective income tax rate was down slightly to 28.3% from 28.4% for 1996. The decrease was the result of the decline in operating results of subsidiaries that have higher statutory tax rates. Higher 1997 consolidated operating income increased the income tax expense 28.4% to $26 million.

1996 Compared with 1995

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

Net income for the year ended December 31, 1996 was down 2.5% to $51.1 million, lowering diluted earnings per share to $1.51 from $1.54 in 1995. Diluted earnings per share excluding net realized investment gains were $1.51 for 1996 compared with $1.53. On a diluted basis, the impact of wind and hail losses was $0.82 per share versus $0.60 in 1995.

Book value per share at December 31, 1996 increased to $11.59 from $10.77. The increase in book value was constrained by higher dividend payments, increased wind and hail losses, and the stock repurchase program. The fair value of investments in fixed maturities was $17.1 million above amortized cost compared with $27.8 million above amortized cost at December 31, 1995. If the investments in fixed maturities were reported at amortized cost, book value per share at December 31, 1996 would have been $11.23 compared with $10.20 at December 31, 1995.

     Property-casualty

Revenues for the property-casualty segment increased to $515.7 million from $472 million for 1995. Direct earned premiums for the segment were $497.1 million for 1996 compared with $435.2 million for 1995. Earned premiums in 1996 increased 9.5% to $466.2 million from $425.8 million. The increase resulted primarily from growth in insurance exposure as well as a larger average premium per policy.

Pooled net written premiums (including ALLIED Mutual's) totaled $767.2 million, a 10.8% increase over 1995 production. The average premium per policy for personal lines was up 4.6% to $613 while the policy count grew 8.7%. The average premium per policy for commercial lines increased 2.2% to $1,110, and policy count was up 4.3%. Earned premiums for the property-casualty segment were 66.8% personal lines and 33.2% commercial lines in 1996. The business mix for 1995 was 65.7% personal and 34.3% commercial lines.

Investment income for 1996 was $42.3 million compared with $39.1 million in 1995. The pretax yield on invested assets was 6.3%, down from 6.4%. Investment income increased due to a larger average balance of invested assets, which more than offset the decrease experienced in the pretax yield. Realized investment gains were $180,000 compared with $236,000 for 1995. Other income increased slightly to $7 million from $6.9 million.

Income before income taxes decreased 7% to $59.4 million for 1996 from $63.9 million for 1995. The decrease was due primarily to higher losses and loss adjusting expenses brought on by higher wind and hail losses in the second and third quarters.

The statutory combined ratio (after policyholder dividends) deteriorated to 97.7 from the 95.7 reported in 1995, primarily due to a 2.6-point increase in the loss and loss adjusting expense ratio. Higher wind and hail losses accounted for
2.2 points of the deterioration. The deterioration was partially offset by a 0.5-point reduction in the Company's underwriting expense ratio achieved through improved efficiency and productivity. Wind and hail losses increased to $39.1 million from $28.7 million in 1995. The impact of wind and hail losses on the statutory combined ratio was 8.4 points for 1996 and 6.7 points for 1995. The 1996 GAAP underwriting gain was $9.9 million compared with $17.7 million for 1995.

The personal auto statutory combined ratio increased to 98.9 from 96.5 for 1995, reflecting a 2.8-point increase in the loss and loss adjusting expense ratio. The statutory combined ratio for the homeowners line was 102.4 compared with
99.2 for 1995. Wind and hail losses increased the homeowners combined ratio 23.6 points in 1996 and 21.7 points in 1995. Overall, the personal lines statutory combined ratio deteriorated to 99.8 from 97.2. The statutory combined ratio for commercial lines increased to 93.5 from 92.7 for the prior year.

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

The segment's invested assets rose 8.3% from the previous year-end to $104.4 million at December 31, 1996. Investment income increased 7% to $6.2 million from $5.8 million because a larger average balance of invested assets more than offset a decline in the pretax yield of 30 basis points to 6.4% from the prior year's 6.7%. Realized investment gains were $2,000 compared with losses of $136,000 for 1995.

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

Income before income taxes for 1996 increased 66.4% to $8.1 million from $4.8 million for the previous year. The increase was primarily due to favorable loss development.

     Noninsurance Operations

Revenues for the noninsurance operations increased 3.8% to $47.1 million from $45.4 million in 1995. The increase was primarily due to higher data processing revenues. Income before income taxes was $3.8 million for 1996 compared with $5.1 million for 1995. Effective March 1, 1996, personnel of the Company previously providing computer-related services to a certain affiliate were employed by the affiliate. Since the effective date, those employees have been paid directly by the affiliate.

     Investments and Investment Income

At December 31, 1996 the Company's investment portfolios consisted almost exclusively of fixed income securities; 99.7% were rated investment grade or higher. The portfolios contained no real estate or mortgage loans at December 31, 1996.

Consolidated invested assets were up 6.1% to $819.6 million from $772.3 million at year-end 1995. Fixed maturities at amortized cost increased 6.7%.
Consolidated investment income increased 4.2% to $49.2 million from $47.2 million in 1995. The increase was due primarily to a larger average balance of invested assets. The tax-equivalent yield was down in 1996 to 7.2% from 7.6% in 1995. The aftertax yield for 1996 and 1995 was 4.7% and 4.9%, respectively.

     Income Taxes

The Company's effective income tax rate for 1996 was 28.4% compared with 29.1% for 1995. The decrease in the effective rate was due primarily to a higher percentage of income from tax-exempt securities. The income tax expense decreased 5.8% to $20.2 million.


Liquidity and Capital Resources

Substantial cash inflows for the Company are generated from premiums, pool administration fees, investment income, and proceeds from sales and maturities of investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, and income taxes and the purchase of fixed income and equity securities. In developing its strategy, the Company establishes a level of cash and highly liquid short- and intermediate-term securities that, combined with expected cash flow, is believed adequate to meet anticipated short-term and long-term payment obligations.

In 1997, operating activities generated cash flows of $94.2 million; in 1996, the total was $95.1 million; in 1995, the total was $97.9 million. For each year, the primary source of funds was from premiums written in the property-casualty insurance operations. In 1997, the funds generated from operating activities were primarily used to purchase fixed maturities and equity securities, repurchase the Company's common stock, and pay cash dividends. In 1996 and 1995, the funds generated from operating activities in those years were primarily used to purchase investment-grade securities and to repurchase the Company's common stock. The net cash used in investing activities in 1997, 1996, and 1995 was $79.2 million, $65.7 million, and $88.8 million, respectively.

In 1997, 1996, and 1995, the Company paid dividends of $17.5 million, $16.3 million, and $13.5 million, respectively. Dividend payments to common stockholders totaled $14 million for the year ended December 31, 1997, up from $12.2 million and $6.3 million in 1996 and 1995, respectively. In each year, dividends of $3.5 million on the 6-3/4% Series Preferred Stock was paid. In 1996 and 1995, dividends paid on the ESOP Series Preferred Stock (ESOP Series) were $595,000 and $3.7 million, respectively. The increase in dividends to common shareholders and the decrease in dividends on the ESOP Series were due to the conversion of the ESOP Series completed on March 7, 1996. See note 10 of the Notes to Consolidated Financial Statements for a further discussion of the conversion. Prior to the conversion, the Company and the ESOP Trustee entered into an agreement whereby the Company agreed to release additional shares held by the ESOP Trustee if the dividend paid on common stock is less than $0.09 per share per quarter on a post-split basis. The agreement is in effect from March 7, 1996 through March 7, 2000. The agreement ensures that the allocated shares in the ESOP Trust receive at least the same amount of dividends that would have been paid on the ESOP Series shares had they not been converted to common stock.

The Company relies primarily on dividends from its insurance subsidiaries to pay preferred and common stock dividends to shareholders. During 1997, the Company received dividend payments of $16.2 million from the property-casualty subsidiaries and $836,000 from noninsurance subsidiaries. During 1996 and 1995, the property-casualty subsidiaries paid the Company dividends of $23.7 million and $12 million, respectively; noninsurance subsidiaries paid dividends of $916,000 and $974,000, respectively.

The Iowa state insurance regulations restrict the maximum amount of dividends the property-casualty subsidiaries can pay without prior regulatory approval. The maximum dividend allowed is the greater of either 10% of the subsidiary's statutory capital stock and surplus as of the preceding December 31 or net income of the preceding calendar year. In 1998 the maximum amount legally available for distribution to the Company without prior approval is $54.5 million. The excess & surplus lines subsidiary is domiciled in Arizona and operates under Arizona state laws. The maximum amount available for distribution as dividends from the excess & surplus lines subsidiary is limited to the lesser of 10% of stockholders' surplus as of the preceding December 31 or net investment income of the preceding year. The excess & surplus lines segment could pay $4 million in 1998 without prior notice to the insurance commissioner. The Company anticipates the excess & surplus lines segment will not pay dividends in 1998.

In 1997 and 1996, the Company repurchased $10.2 million and $16.5 million of its common stock, respectively. No shares were repurchased in 1995. During 1997, the Company repurchased 412,850 shares of its common stock on the open market at an average price per share of $24.77. The first 85,500 shares were repurchased under a program approved by the Board of Directors (Board) on July 16, 1996 and completed March 13, 1997. An additional 327,350 shares were repurchased under a program approved by the Board March 4, 1997 and completed December 4, 1997. During 1996, the Company canceled 664,500 shares of its common stock purchased on the open market at an average price per share of $24.87.

The Company guaranteed the ESOP Trust's obligations under the terms of a Term Credit Agreement and Guaranty. See note 9 of Notes to Consolidated Financial Statements for a discussion of ESOP obligations. At December 31, 1997, the balance of the obligations was $22.4 million. Contributions plus dividends on leveraged shares held by the ESOP are used by the ESOP Trust to service the ESOP obligations. Dividends and payments for the employee lease fees from its subsidiaries are used by the Company to fund the amounts paid to the ESOP Trust. The Company made contributions to the ESOP Trust of $312,000 in 1997, $529,000 in 1996, and $733,000 in 1995. The Company paid dividends of $3.6 million in 1997, $3.5 million in 1996, and $2.8 million in 1995, which were used for such debt service. In connection with its guarantee of ESOP obligations, the Company is required to maintain minimum stockholders' equity and to comply with certain other financial covenants.

Historically, the insurance subsidiaries have generated sufficient funds from operations to pay their claims. While the property-casualty and excess & surplus lines insurance companies have maintained adequate investment liquidity, they have in the past required additional capital contributions to support premium growth. Industry guidelines suggest that a property-casualty insurer's annual net written premiums should not exceed approximately 300% of statutory surplus. At December 31, 1997, the property-casualty and excess & surplus lines segments' net written premiums were 160% and 84% of their statutory surplus, respectively.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of December 31, 1997, the Company had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

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

The Company's mortgage banking subsidiary, ALLIED Group Mortgage Company (ALLIED Mortgage), has separate credit agreements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used by ALLIED Mortgage to finance its mortgage loans held for sale, to purchase servicing rights, and to purchase short-term investments. These notes payable are not guaranteed by the Company. At December 31, 1997, ALLIED Mortgage had short-term borrowings of $39 million, which are to be repaid through the subsequent sale of its mortgage loan inventory. The amount of short-term borrowings fluctuates daily depending on the level of inventory being financed. Long-term borrowings amounted to $10.5 million to be repaid over the next seven years. See note 8 of Notes to Consolidated Financial Statements for a further discussion of ALLIED Mortgage's finance arrangements. In the normal course of its business, ALLIED Mortgage also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation. See note 14 of Notes to Consolidated Financial Statements for a further discussion of such commitments.

At its March 3, 1998 meeting, the Board approved a first-quarter 1998 common stock dividend of $0.13 per share. The dividend is $0.01 per share (8.3%) higher than the amount paid in the fourth quarter of 1997.

     Year 2000

The Company began converting its computer systems to be year 2000 compliant in 1996 and anticipates completion by the end of 1998. The Company actively monitors its progress and plans to start retesting applications in the spring of 1998. The costs associated with year 2000 are expensed as incurred; the Company does not expect such costs to have a material effect on its future financial position or results of operations.

The Company's data processing segment has a line of property-casualty and life insurance software products which it markets to affiliated and nonaffiliated insurance companies. Management believes the segment's products are year 2000 compliant while operating in the Company's environment and will continue to retest the products throughout 1998. The segment's customers have been advised to test the software products in their operating environment for year 2000 compliance. Management believes any exposure to material liability was remote as of December 31, 1997.


     Contingencies

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

On December 31, 1997, a complaint was filed by Mary M. Rieff, a policyholder of ALLIED Mutual, in the Iowa District Court in and for Polk County Iowa, against the Company and certain other individuals who are or were officers and/or directors of ALLIED Mutual and the Company. The complaint, an alleged policyholder derivative action brought on behalf of ALLIED Mutual, asserts, among other things, (a) that the defendants were responsible for the inappropriate transfer of ALLIED Mutual's corporate assets, the seizure of certain corporate opportunities, and the implementation of an improper de facto demutualization without informing or compensating policyholders or receiving the appropriate approval from regulatory authorities; (b) that this allegedly wrongful demutualization began on or about January 1, 1985 and was accomplished through transfers of ALLIED Mutual's assets to the Company and to the individual defendants for inadequate consideration; (c) that the individual defendants breached fiduciary duties owed to ALLIED Mutual, wasted its corporate assets, and intentionally interfered with its contracts, prospective business advantage, and business relationships; and (d) that the defendants improperly transferred substantial ownership of and control over the Company and ALLIED Mutual's insurance business. The complaint further asserts that as a result of the foregoing, ALLIED Mutual and its policyholders have suffered damages in excess of $500 million. The complaint requests an accounting of the assets allegedly wrongfully transferred to the Company and compensation to ALLIED Mutual for the value of such assets, for the seizure of corporate opportunities, and for the de facto demutualization of ALLIED Mutual. The complaint also asks for certain other relief, including attorneys' fees and costs, equitable relief and interest, and restitution for any assets wrongfully transferred or conveyed. The Company believes the suit is without merit and intends to defend this action vigorously. As is the case in all pending actions, the ultimate outcome is uncertain.

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

Management maintains a system of internal control designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, the prevention and detection of fraudulent financial reporting, and the appropriate division of responsibility. In addition, the Company's internal audit department systematically reviews these controls, evaluates their adequacy and effectiveness, and reports thereon. Management has considered internal audit recommendations and those of KPMG Peat Marwick LLP and has in its opinion responded appropriately to those recommendations. Management believes that as of December 31, 1997 the Company's system of internal control is adequate to accomplish the objectives discussed herein.

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




   /s/   Jamie H. Shaffer
-------------------------------------
         Jamie H. Shaffer
         Chief Financial Officer

Report of Independent Auditors

The Board of Directors and Stockholders
ALLIED Group, Inc.

We have audited the accompanying consolidated balance sheets of ALLIED Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALLIED Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



     /s/ KPMG Peat Marwick LLP
---------------------------------------
         KPMG Peat Marwick LLP
         Des Moines, Iowa
         February 3, 1998

                                       31

                                        ALLIED Group, Inc. and Subsidiaries
                                     Consolidated Balance Sheets(in thousands)
                                                                                               December 31,
                                                                                  -----------------------------------
                                                                                        1997                1996
                                                                                  ----------------    ---------------
Assets

   Investments (notes 2 and 3)

     Fixed maturities at fair value                                               $        818,216    $       792,268

     Equity securities at fair value                                                        79,182             20,384

     Short-term investments at cost (note 4)                                                10,846              6,993
                                                                                  ----------------    ---------------

         Total investments                                                                 908,244            819,645




   Cash                                                                                      2,168              1,067

   Accrued investment income                                                                11,634             11,563

   Indebtness from affiliates (note 4)                                                       3,035                ---

   Accounts receivable                                                                      91,596             84,706

   Current income taxes recoverable (note 16)                                                3,005              2,878

   Reinsurance receivables for losses and loss adjusting expenses                           23,906             18,183

   Mortgage loans held for sale (notes 2 and 8)                                             29,521             12,054

   Deferred policy acquisition costs                                                        50,695             46,671

   Prepaid reinsurance premiums                                                              8,866              7,838

   Mortgage servicing rights (note 8)                                                       35,931             33,094

   Other assets                                                                             32,632             39,960
                                                                                  ----------------    ---------------

         Total assets                                                             $      1,201,233    $     1,077,659
                                                                                  ================    ===============




See accompanying Notes to Consolidated Financial Statements.


                                                                                               December 31,
                                                                                  -----------------------------------
                                                                                        1997                1996
                                                                                  ----------------    ---------------
Liabilities

   Losses and loss adjusting expenses (notes 5 and 6)                             $        378,026    $       362,191

   Unearned premiums                                                                       239,763            220,596

   Indebtedness to affiliates (note 4)                                                         ---              2,130

   Notes payable to nonaffiliates (notes 2 and 8)                                           51,038             31,744

   Notes payable to affiliates (notes 2 and 4)                                               5,900              2,350

   Guarantee of ESOP obligations (notes 2 and 9)                                            22,380             24,370

   Deferred income taxes (note 16)                                                           5,515              2,244

   Other liabilities (notes 14 and 15)                                                      68,527             61,443
                                                                                  ----------------    ---------------

       Total liabilities                                                                   771,149            707,068
                                                                                  ----------------    ---------------


Stockholders' equity
   Preferred stock, no par value, issuable in series,
     authorized 7,500 shares (note 10)
       6-3/4% Series, 1,827 shares issued and outstanding                                   37,812             37,812

   Common stock, no par value, $1 stated value, authorized
     80,000 shares, issued and outstanding 30,532 shares
     in 1997 and 20,383 shares in 1996 (notes 11 and 12)                                    30,532             20,383

   Additional paid-in capital                                                              112,490            126,078

   Retained earnings (note 13)                                                             244,079            195,276

   Accumulated other comprehensive income                                                   23,314             12,699

   Unearned compensation related to ESOP (note 9)                                          (18,143)           (21,657)
                                                                                  ----------------    ---------------
       Total stockholders' equity                                                          430,084            370,591
                                                                                  ----------------    ---------------
   Commitments and contingent liabilities (notes 6 and 14)
           Total liabilities and stockholders' equity                             $      1,201,233    $     1,077,659
                                                                                  ================    ===============



See accompanying Notes to Consolidated Financial Statements.

                                       33

                                        ALLIED Group, Inc. and Subsidiaries
                            Consolidated Statements of Income and Comprehensive Income
                                       (in thousands, except per share data)

                                                                             Year ended December 31,
                                                                ------------------------------------------------
                                                                     1997             1996              1995
                                                                -------------     -------------    -------------
Revenues
   Earned premiums (notes 4 and 6)                              $     547,597     $     493,525    $     455,499
   Investment income (note 3)                                          51,124            49,222           47,242
   Realized investment gains (notes 3 and 7)                              391                49              505
   Income from affiliates (note 4)                                      5,125             4,880            5,285
   Other income                                                        60,445            48,678           44,234
                                                                -------------     -------------    -------------
                                                                      664,682           596,354          552,765
                                                                -------------     -------------    -------------
Losses and expenses (note 4)
   Losses and loss adjusting expenses (notes 5 and 6)                 378,099           352,995          317,940
   Amortization of deferred policy acquisition costs                  120,256           108,315          100,120
   Other underwriting expenses                                         19,177            20,438           20,583
   Other expenses                                                      53,652            41,650           38,713
   Interest expense (note 8)                                            1,586             1,645            1,561
                                                                -------------     -------------    -------------
                                                                      572,770           525,043          478,917
                                                                -------------     -------------    -------------
Income before income taxes and minority interest                       91,912            71,311           73,848
                                                                -------------     -------------    -------------
Income taxes (note 16)
   Current                                                             28,482            17,890           22,293
   Deferred                                                            (2,509)            2,337             (822)
                                                                -------------     -------------    -------------
                                                                       25,973            20,227           21,471
                                                                -------------     -------------    -------------
Net income before minority interest                                    65,939            51,084           52,377
   Minority interest in net income of consolidated subsidiary             503               ---              ---
                                                                -------------     -------------    -------------
Net income                                                             65,436            51,084           52,377
                                                                -------------     -------------    -------------
Other comprehensive income, net of tax
   Unrealized holding gain arising during the period (net
    of deferred income tax of $(5,934), $3,207, and $(12,956))         10,826            (6,000)          23,847
   Reclassification adjustment for (gains) losses included
     in net income (net of income tax expense (benefit)
     of $139, ($207), and $182)                                          (211)              364             (271)
                                                                -------------     -------------    -------------
                                                                       10,615            (5,636)          23,576
                                                                -------------     -------------    -------------
Comprehensive Income                                            $      76,051     $      45,448    $      75,953
                                                                =============     =============    =============

Net income applicable to common stock                           $      61,921     $      46,973    $      45,160
                                                                =============     =============    =============

Earnings per share
   Basic                                                        $        2.03     $        1.61    $        2.18
                                                                =============     =============    =============
   Diluted                                                      $        2.01     $        1.51    $        1.54
                                                                =============     =============    =============

See accompanying Notes to Consolidated Financial Statements.

                        ALLIED Group, Inc. and Subsidiaries
                  Consolidated Statements of Stockholders' Equity
                                (in thousands)

                                                                            Year ended December 31,
                                                                -------------------------------------------------
                                                                     1997             1996              1995
                                                                -------------     -------------    --------------
Preferred stock
    Beginning of year                                           $      37,812     $      83,648    $       85,566
 Issuance of shares of ESOP Series (note 10)                              ---               ---               699
    ESOP Series shares converted to
     common shares (note 11)                                              ---           (45,836)           (2,617)
                                                                -------------     -------------    --------------
       End of year                                                     37,812            37,812            83,648
                                                                -------------     -------------    --------------
Common stock
    Beginning of year                                                  20,383             9,445             9,000
    Issuance of shares of common stock (notes 11 and 12)                  270             4,597               445
    Repurchase of shares of common stock (note 11)                       (307)             (443)              ---
    Effect of 3-for-2 stock split                                      10,186             6,784               ---
                                                                -------------     -------------    --------------
       End of year                                                     30,532            20,383             9,445
                                                                -------------     -------------    --------------
Additional paid-in capital
    Beginning of year                                                 126,078           104,596            98,926
    Issuance of shares of common stock (notes 11 and 12)                7,609            44,356             5,670
    Repurchase of shares of common stock (note 11)                     (9,919)          (16,082)              ---
    Effect of 3-for-2 stock split                                     (10,186)           (6,792)              ---
    Minority interest                                                  (1,092)              ---               ---
                                                                -------------     -------------    --------------
       End of year                                                    112,490           126,078           104,596
                                                                -------------     -------------    --------------
Retained earnings
    Beginning of year                                                 195,276           159,470           119,752
    Net income                                                         65,436            51,084            52,377
    Dividends paid on preferred stock (note 10)                        (3,515)           (4,111)           (7,217)
    Dividends paid on common stock (note 11)                          (14,027)          (12,156)           (6,291)
    Tax benefits attributable to tax-deductible dividends
     on unallocated shares of the ESOP                                    909               989               849
                                                                -------------     -------------    --------------
       End of year                                                    244,079           195,276           159,470
                                                                -------------     -------------    --------------
Accumulated other comprehensive income
    Beginning of year                                                  12,699            18,335            (5,241)
    Change in unrealized appreciation (depreciation), net              10,615            (5,636)           23,576
                                                                -------------     -------------    --------------
       End of year                                                     23,314            12,699            18,335
                                                                -------------     -------------    --------------
Unearned compensation related to ESOP
    Beginning of year                                                 (21,657)          (23,908)          (26,122)
    Cost of ESOP Series shares allocated                                3,514             2,251             2,214
                                                                -------------     -------------    --------------
       End of year                                                    (18,143)          (21,657)          (23,908)
                                                                -------------     -------------    --------------

              Total stockholders' equity                        $     430,084     $     370,591    $      351,586
                                                                =============     =============    ==============


See accompanying Notes to Consolidated Financial Statements.

                                        ALLIED Group, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                                  (in thousands)

                                                                            Year ended December 31,
                                                                ------------------------------------------------
                                                                    1997              1996             1995
                                                                -------------     -------------    -------------
Cash flows from operating activities
   Net income                                                   $      65,436     $      51,084    $      52,377
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Losses and loss adjusting expenses                               15,835            20,327           30,868
      Unearned premiums, net                                           18,139            23,081           15,945
      Deferred policy acquisition costs                                (4,024)           (4,983)          (3,419)
      Accounts receivable, net                                        (12,612)           (7,478)          (6,009)
      Depreciation and amortization                                    15,009            11,030            9,583
      Realized investment gains                                          (391)              (49)            (505)
      Mortgage loans held for sale, net                                   326            (2,602)          (1,529)
      Indebtedness with affiliates                                     (5,165)            1,111            1,591
      Accrued investment income                                           (71)           (1,096)            (118)
      Other assets                                                     (4,607)           (8,376)          (6,644)
      Cost of ESOP shares allocated                                     3,514             2,251            2,214
      Current income taxes                                               (127)           (1,548)           1,264
      Deferred income taxes                                            (2,509)            2,337             (822)
      Other, net                                                        5,482            10,053            3,109
                                                                -------------     -------------    -------------
       Net cash provided by operating activities                       94,235            95,142           97,905
                                                                -------------     -------------    -------------

Cash flows from investing activities
   Purchase of fixed maturities                                      (149,420)         (222,566)        (184,600)
   Purchase of equity securities                                      (53,101)          (10,990)          (4,819)
   Purchase of equipment                                               (6,132)           (8,313)          (7,794)
   Sale of fixed maturities (note 3)                                   51,391            81,689           48,012
   Maturities, calls, and principal reductions of
     fixed maturities                                                  80,067            90,907           61,966
   Sale of equity securities                                            1,624               682            2,072
   Short-term investments, net                                         (3,853)            2,809           (4,146)
   Sale of equipment                                                      220                86              470
                                                                -------------     -------------    -------------
     Net cash used in investing activities                            (79,204)          (65,696)         (88,839)
                                                                -------------     -------------    -------------


Cash flows from financing activities
   Notes payable to nonaffiliates, net                                  1,500                ---           (2,180)
   Notes payable to affiliates, net                                     3,550             (1,150)           1,500
   Issuance of preferred stock                                            ---                ---              699
   Issuance of common stock                                             7,879              3,109            3,498
   Repurchase of common stock                                         (10,226)           (16,525)             ---
   Dividends paid to stockholders, net of
     income tax benefit                                               (16,633)           (15,278)         (12,659)
                                                                -------------     --------------    -------------
      Net cash used in financing activities                           (13,930)           (29,844)          (9,142)
                                                                -------------     --------------    -------------

Net increase (decrease) in cash                                         1,101               (398)             (76)
Cash at beginning of year                                               1,067              1,465            1,541
                                                                -------------     --------------    -------------
Cash at end of year                                             $       2,168     $        1,067    $       1,465
                                                                =============     ==============    =============


See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

     Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of ALLIED Group, Inc. (the Company) and its subsidiaries. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities for the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. Certain amounts in the financial statements for prior years have been reclassified to conform to the current year's presentation.

The Company's  property-casualty  segment operates  through three  subsidiaries:
AMCO Insurance Company (AMCO), ALLIED Property and Casualty Insurance Company, and Depositors Insurance Company, which underwrite personal lines (primarily automobile and homeowners) and small commercial lines.

Western Heritage Insurance Company is the excess & surplus lines subsidiary, which primarily underwrites commercial lines.

The noninsurance subsidiaries are ALLIED Group Mortgage Company (ALLIED Mortgage), The Freedom Group, Inc., ALLIED Group Information Systems, Inc., Midwest Printing Services, Ltd., ALLIED General Agency Company, and Premier Agency, Inc.

During 1997, the Board of Directors authorized a 3-for-2 stock split issuable November 28, 1997 to stockholders of record on November 14, 1997. All fractional shares were paid in cash. All weighted average shares outstanding, per share amounts, and references in the footnotes to share information have been restated retroactively to reflect the stock splits.

At year-end 1997, the ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 24.9% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.2% of the outstanding voting stock of the Company.

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

Investments in fixed maturities that may be sold prior to maturity and are not bought and held principally for the purpose of selling in the near term are segregated into an available for sale portfolio and are carried at fair value. Unrealized appreciation and depreciation of securities classified as available for sale are reported as accumulated other comprehensive income in stockholders' equity net of deferred income taxes. All of the Company's investments in fixed maturity securities were designated as available for sale at December 31, 1997, although the Company is not precluded from designating the securities as held to maturity at some future date.

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

Equity securities are carried at fair value with any unrealized appreciation and depreciation reported net of deferred income taxes as accumulated other comprehensive income in stockholders' equity. All short-term investments are recorded at cost, which approximates fair value.

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

Ceded reinsurance amounts with nonaffiliated re-insurers relating to reinsurance receivables for paid and unpaid losses and loss adjusting expenses and prepaid reinsurance are reported on the balance sheets on a gross basis. Amounts ceded to ALLIED Mutual relating to the affiliated reinsurance pooling agreement and the property catastrophe reinsurance agreement have not been grossed up because the contracts provide that receivables and payables may be offset upon settlement.

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

ALLIED Mortgage recognizes as separate assets the rights to service mortgage loans for others, whether acquired through purchases or loan originations. Capitalized mortgage servicing rights are assessed periodically for impairment based on the fair value of those rights. ALLIED Mortgage stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and note rate, and determines fair value based upon the present value of estimated future cash flows. Impairment is recognized through a valuation allowance for each impaired stratum. The total valuation allowance for capitalized mortgage servicing rights was $3 million as of December 31, 1997 and $2.7 million at December 31, 1996. The fair value of capitalized mortgage servicing rights as of December 31, 1997 and 1996 was approximately $53.3 million and $44.8 million, respectively. Capitalized mortgage servicing rights are amortized over twelve years using the straight-line method, which management believes approximates the realization of the related net servicing income. Amortization of servicing rights for the years ended December 31, 1997, 1996, and 1995 was $4.7 million, $5.4 million, and $4.7 million, respectively.

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

     Stock Option Plans

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation." SFAS 123 permits entities to recognize the fair value of stock options on the date of grant as compensation expense over the vesting period of such options. Alternatively, the standard allows entities to continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense then would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the accounting provisions of APB 25 and, as required by SFAS 123, provide pro forma net income and earnings per share disclosures for stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The adoption of this statement had no effect on the Company's financial position, results of operations, or liquidity.

     Retirement Plan Costs

The amount of compensation cost related to The ALLIED Group Employee Stock Ownership Plan (ESOP) is based on the cost of the shares allocated to participants plus interest expense incurred related to the debt of the ESOP reduced by dividends paid used to service the ESOP's debt (the shares allocated method). The income tax benefit for the tax deductible dividends paid on unallocated shares of the ESOP available for debt service is included as a direct addition to retained earnings.

     Income Taxes

Deferred income taxes reflect the impact of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which the temporary differences are expected to be recovered or settled. Income tax expense provisions increase or decrease in the same period in which a change in tax rates is enacted.

     Minority Interest

The minority interest in a subsidiary represents the minority common stockholders proportionate share of the net assets and the results of operations of the majority-owned mortgage banking subsidiary. Options exercised by key employees of the mortgage banking subsidiary resulted in a 20% ownership in the outstanding common stock of the subsidiary on January 2, 1997. No additional options are outstanding. The minority interest in the subsidiary was $2.1 million at December 31, 1997 and is included in other liabilities. This transaction did not have a material impact on the Company's financial position, results of operations, or liquidity.

     Earnings per Share

On December 31, 1997, the Company adopted the provisions of SFAS 128, "Earnings per Share." SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (note 17). SFAS 128 supersedes APB 15, "Earnings per Share," and required restatement of all prior period per share data. If APB 15 had prevailed, the Company would have reported fully diluted earnings per share of $2.03.

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Securities that entitle their holders to obtain common stock during or after the reporting period (primarily stock options) are referred to as dilutive potential common shares.

     Cash Flows

For purposes of reporting cash flows, changes in notes payable issued by ALLIED Mortgage to purchase mortgage loans held for sale are included in cash flows from operating activities.

     Other New Accounting Pronouncements

On December 31, 1997, the Company adopted SFAS 130, "Reporting Comprehensive Income," and restated prior years' financial statements to conform to the reporting standard. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

The Company also adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," on December 31, 1997 (note 18). SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual and interim reports issued to stockholders. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and requires that segment information of earlier years be restated to conform to the new standard. The adoption of SFAS 131 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

     Fixed maturities -- The estimated fair value is based upon the quoted market prices for the same or similar issues or from independent pricing services (note 3).

     Equity securities -- The estimated fair value is based upon the quoted market prices where available or from independent pricing services (note 3).

     Short-term investments -- Due to their short-term nature, their carrying amount approximates fair value.

     Mortgage loans held for sale -- The fair value is estimated using quoted market prices and includes commitments to extend credit and forward sales commitments (note 14).

     Notes payable to affiliates and nonaffiliates -- Due to the short maturity of the short-term notes payable, carrying value approximates fair value. The fair value of the long-term notes payable is estimated using current rates available for similar issues (notes 4 and 8).

     Guarantee of ESOP obligations -- Due to its floating interest rate, the guarantee approximates its fair value (note 9).

     Interest rate swap agreement (derivative) -- The fair value reflects the estimated amount the Company would pay to terminate the contract at year-end, thereby taking into account the current unrealized gains or losses of the open contract. Dealer quotes are available for the Company's derivative (note 9).

     Other financial instruments -- Due to their short-term nature, their carrying amount approximates fair value.

The following table presents the carrying value and estimated fair value of the financial instruments at December 31, 1997 and 1996.

                                                                                  Estimated
                                                                 Carrying           fair
                                                                   value            value
                                                              -------------     -------------
                                                                       (in thousands)
                    1997
Fixed maturities                                              $     818,216     $     818,216
Equity securities                                                    79,182            79,182
Short-term investments                                               10,846            10,846
Mortgage loans held for sale                                         29,521            29,621
Notes payable to nonaffiliates                                      (51,038)          (51,180)
Notes payable to affiliates                                          (5,900)           (5,900)
Guarantee of ESOP obligations                                       (22,380)          (22,380)

                    1996

 Fixed maturities                                             $     792,268     $     792,268
Equity securities                                                    20,384            20,384
Short-term investments                                                6,993             6,993
Mortgage loans held for sale                                         12,054            12,115
Notes payable to nonaffiliates                                      (31,744)          (31,604)
Notes payable to affiliates                                          (2,350)           (2,350)
Guarantee of ESOP obligations                                       (24,370)          (24,370)
Interest rate swap agreement                                            ---              (449)


The estimated fair values presented in the table are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since those dates; current estimates of fair value may differ significantly from the amounts presented herein.

(3)  Investments

Following is a schedule of amortized costs and estimated fair values of investments in fixed maturities and equity securities as of December 31, 1997 and 1996. The estimated fair values for fixed maturities and equity securities are based on quoted market prices for the same or similar issues or from independent pricing services.

                                                                Gross         Gross        Estimated
                                             Amortized       unrealized    unrealized        fair
                                                cost            gains        losses          value
                                            -----------     -----------    -----------    -----------
                                                                 (in thousands)
                    1997
Fixed maturities
U.S. Treasury securities                    $    55,578     $     1,133    $       ---    $    56,711
U.S. government corporations
  and agencies                                   27,277             619              7         27,889
Obligations of states and political
  subdivisions                                  383,941          14,475             10        398,406
Foreign governments                               2,036              48            ---          2,084
Corporate securities and public utilities       168,340           3,839             29        172,150
Mortgage-backed securities                      154,773           6,255             52        160,976
                                            -----------     -----------    -----------    -----------

                                            $   791,945     $    26,369    $        98    $   818,216
                                            ===========     ===========    ===========    ===========
Equity securities
Common stock
     Public utilities                       $       679     $       122    $         3    $       798
     Banks, trusts, and insurance
       companies                                  5,940           1,604             10          7,534
     Industrial, misc., and all other            21,412           7,145            395         28,162
                                            -----------     -----------    -----------    -----------
                                                 28,031           8,871            408         36,494
Preferred stock                                  41,421           1,304             37         42,688
                                            ===========     -----------    -----------    -----------

     Total                                  $    69,452     $    10,175    $       445    $    79,182
                                            ===========     ===========    ===========    ===========

                    1996
Fixed maturities
U.S. Treasury securities                    $    61,557     $     1,074    $         9    $    62,622
U.S. government corporations
  and agencies                                   27,453             480             13         27,920
Obligations of states and political
  subdivisions                                  327,487           9,613            379        336,721
Foreign governments                               2,064              32              9          2,087
Corporate securities and public
  utilities                                     190,244           2,860            415        192,689
Mortgage-backed securities                      166,361           4,049            181        170,229
                                            -----------     -----------    -----------    -----------

                                            $   775,166     $    18,108    $     1,006    $   792,268
                                            ===========     ===========    ===========    ===========
Equity securities
Common stock
     Public utilities                       $       476     $        11    $        22    $       465
     Banks, trusts, and insurance
       companies                                  4,128             480            ---          4,608
Industrial, misc., and all other                 10,679           2,240            202         12,717
                                            -----------     -----------    -----------    -----------
                                                 15,283           2,731            224         17,790
Preferred stock                                   2,597               9             12          2,594
                                            -----------     -----------    -----------    -----------

     Total                                  $    17,880     $     2,740    $       236    $    20,384
                                            ===========     ===========    ===========    ===========

The following table presents the amortized cost and estimated fair value table of fixed maturities by contractual maturity at December 31, 1997. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                                           Estimated
                                                                             Amortized       fair
                                                                               cost          value
                                                                           -----------    -----------
                                                                                 (in thousands)
Due in 1 year or less                                                      $    23,268    $    23,499
Due after 1 year through 5 years                                               305,807        314,202
Due after 5 years through 10 years                                             266,035        276,560
Due after 10 years                                                              42,062         42,979
                                                                           -----------    -----------
                                                                               637,172        657,240

Mortgage-backed securities                                                     154,773        160,976
                                                                           -----------    -----------
     Totals                                                                $   791,945    $   818,216
                                                                           ===========    ===========

The following table presents the gross realized gains and losses by portfolio included in the proceeds from calls, principal reductions, and sales of fixed maturities for the years ended December 31, 1997, 1996, and 1995.

                                                               1997            1996           1995
                                                            -----------    -----------    ----------
                                                                          (in thousands)
Available for sale
Gross realized gains                                        $       172    $       406    $      957
Gross realized losses                                              (152)        (1,022)         (910)
                                                            -----------    -----------    ----------
                                                                     20           (616)           47
                                                            -----------    -----------    ----------
Held to maturity
Gross realized gains                                                ---            ---            54
Gross realized losses                                               ---            ---            (1)
                                                            -----------    -----------    ----------
                                                                    ---            ---            53
                                                            -----------    -----------    ----------
     Net realized gains (losses)                            $        20    $       (616)  $      100
                                                            ===========    ============   ==========

As required by law, fixed maturities and short-term investments amounting to $12.5 million at December 31, 1997 and $10.5 million at year-end 1996 were on deposit with various insurance regulatory authorities.

As of December 31, 1997 and 1996, there were no investments that were non-income producing for the previous twelve months.

A summary of net investment income for the years ended December 31, 1997, 1996, and 1995 follows:

                                                               1997            1996           1995
                                                            -----------    -----------    -----------
                                                                          (in thousands)
Interest on fixed maturities                                $    49,969    $    48,770    $    47,160
Dividends on equity securities                                    1,287            478            167
Interest on short-term investments                                  782            771            665
Equity earnings in unconsolidated subsidiaries                       48             52             11
Other, net                                                          ---            703             20
                                                            -----------    -----------    -----------
Total investment income                                          52,086         50,774         48,023

Investment expense                                                  812            705            584
Interest expense                                                    150            847            197
                                                            -----------    -----------    -----------
Net investment income                                       $    51,124    $    49,222    $    47,242
                                                            ===========    ===========    ===========

A summary of net realized investment gains (losses) and net changes in unrealized appreciation (depreciation) of investments for the years ended December 31, 1997, 1996, and 1995 follows:

                                                               1997           1996           1995
                                                            -----------    -----------    -----------
                                                                          (in thousands)
Net realized investment gains (losses)
 Fixed maturities
     Available for sale                                     $        20    $      (616)   $        47
     Held to maturity                                               ---            ---             53
 Equity securities                                                  371             45            405
 Other investments (note 7)                                         ---            620            ---
                                                            -----------    -----------    -----------
                                                                    391             49            505
                                                            -----------    -----------    -----------
Net changes in unrealized appreciation
  (depreciation) of investments
 Fixed maturities
     Available for sale                                           9,169        (10,719)        36,063
     Held to maturity                                               ---            ---         13,231
 Equity securities                                                7,226          2,083            289
                                                            -----------    -----------    -----------
                                                                 16,395         (8,636)        49,583
                                                            -----------    -----------    -----------
Net realized investment gains (losses) and changes in
  unrealized appreciation (depreciation) of investments     $    16,786    $    (8,587)   $    50,088
                                                            ===========    ===========    ===========

(4)  Transactions with Affiliates

The property-casualty segment and ALLIED Mutual participate in a reinsurance pooling agreement. The pooling agreement provides that AMCO (pool administrator) assumes from the pool participants premiums, losses, allocated loss adjusting expenses, commissions, premium taxes, service charge income, and dividends to policyholders. The pool participants assume from AMCO an amount of this pooled property-casualty business equal to their participation in the pooling agreement. AMCO pays certain underwriting expenses, unallocated loss adjusting expenses, and premium collection expenses for all of the pool participants and receives a fee equal to a specified percentage of premiums as well as a performance fee based on the attainment of certain combined ratios from each of the pool participants. AMCO charges each of the participants 12.85% of written premiums for underwriting services, 7.25% of earned premiums for unallocated loss adjusting expenses, and 0.75% of earned premiums for premium collection services. The administrative fees are subject to renegotiation during the term of the agreement upon at least five years' notice. AMCO received pool administrative fees of $66.8 million, $61.3 million, and $55.7 million from ALLIED Mutual in 1997, 1996, and 1995, respectively. In 1997, the Company also received a performance fee of $4.2 million from ALLIED Mutual. The pooling agreement extends through December 31, 2004 and may be terminated after such date upon notice. Changes to the pooling agreement must be approved by the coordinating committee of the Board of Directors.

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to its subsidiaries and ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. For the years ended December 31, 1997, 1996, and 1995, the Company received revenues of $2.6 million, $2.5 million, and $2.5 million, respectively, for employees leased to affiliates.

The Intercompany Operating Agreement between the Company and ALLIED Mutual also provides for the continued availability of office space, marketing services, agency forces, and computer and other facilities. Expenses are charged to the Company based on specific identification, or, if undeterminable, the expenses are allocated on the basis of cost and time studies that are updated annually. The agreement extends through December 31, 2004 and may be terminated after such date by either ALLIED Mutual or the Company upon two years notice.

Included in income from affiliates are revenues of $2.5 million, $2.4 million, and $2.8 million for the years ended December 31, 1997, 1996, and 1995, respectively, relating to data processing services provided by subsidiaries of the Company to ALLIED Mutual and its subsidiaries under a Management Information Services Agreement. Effective March 1, 1996, the agreement was amended and personnel previously providing computer-related services to a certain affiliate were employed by the affiliate. Fees paid for services provided by such personnel are now paid directly by the affiliate.

ALLIED Mutual participated with a nonaffiliated reinsurance company in a property catastrophe reinsurance agreement to cover the property-casualty segment's share of the pooled losses. ALLIED Mutual's participation in the agreement was 90%. Premiums paid by the property-casualty segment to ALLIED Mutual were $2.9 million, $2.7 million, and $2.3 million in 1997, 1996, and 1995, respectively. There were recoveries from ALLIED Mutual of $2 million, $3.4 million, and $2.6 million in 1997, 1996, and 1995, respectively.

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

The Company and its affiliates deposit their excess cash into a short-term investment fund. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly owned subsidiary of ALLIED Mutual, is the administrator of the fund. At December 31, 1997 and 1996, the Company had $8.3 million and $3.4 million, respectively, invested in the fund. The Company also had several unsecured short-term notes payable to the fund at December 31, 1997 that totaled $5.9 million; the interest rate on each was 8.8%. At December 31, 1996, the Company had three unsecured notes totaling $2.4 million payable to the investment fund.

The Company paid interest to affiliates of $424,000, $270,000, and $127,000 in 1997, 1996, and 1995, respectively.

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

                                                                           Year ended December 31,
                                                               1997           1996           1995
                                                            -----------    -----------    -----------
                                                                          (in thousands)
Reserves for losses and loss adjusting expenses
  at beginning of year                                      $   362,191    $   341,864    $   310,996

Less reinsurance recoverables                                    15,528         16,925         18,322
                                                            -----------    -----------    -----------
Net reserves for losses and loss adjusting
  expenses at beginning of year                                 346,663        324,939        292,674
                                                            -----------    -----------    -----------
Incurred losses and loss adjusting expenses
 Provision for insured events of current year                   379,952        353,675        315,956
 (Decrease) increase in provisions for insured
  events of prior years                                          (1,853)          (680)         1,984
                                                            -----------    -----------    -----------
     Total incurred losses and loss adjusting expenses          378,099        352,995        317,940
                                                            -----------    -----------    -----------
Payments
 Losses and loss adjusting expenses attributable
  to insured events of current year                             216,920        194,735        169,254
 Losses and loss adjusting expenses attributable
  to insured events of prior years                              147,849        136,536        116,421
                                                            -----------    -----------    -----------
     Total payments                                             364,769        331,271        285,675
                                                            -----------    -----------    -----------
Net reserves for losses and loss adjusting expenses
  at end of year                                                359,993        346,663        324,939
Plus reinsurance recoverables                                    18,033         15,528         16,925
                                                            -----------    -----------    -----------
Reserves for losses and loss adjusting expenses
  at end of year                                            $   378,026    $   362,191    $   341,864
                                                            ===========    ===========    ===========

The reserving process relies on the basic assumption that past experience, adjusted for current developments and likely trends, is an appropriate basis for predicting future events. Reserve amounts are necessarily based on management's informed estimates; as other data become available and are reviewed, these estimates and judgments are revised, resulting in increases and decreases to existing reserves. As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjusting expenses decreased $1.9 million in 1997, decreased $680,000 in 1996, and increased $2 million in 1995. Development for losses and loss adjusting expenses on prior years is immaterial to the financial statements taken as a whole.

In establishing reserves, management considers exposure the Company may have to environmental claims. Because reported claim activity levels are minimal and the emphasis of the property-casualty business is primarily on personal lines and small commercial business, management believes exposure to material liability on such claims to be remote as of December 31, 1997. The Company routinely reviews its overall reserve position and reserving techniques as they relate to its exposure to environmental claims.


(6)  Reinsurance

In the ordinary course of business, the property-casualty and excess & surplus lines subsidiaries cede insurance to other insurers for the purpose of limiting their maximum loss exposure through diversification of their risks. See note 4 for discussion of reinsurance contracts with ALLIED Mutual. Reinsurance contracts do not relieve the Company's insurance subsidiaries from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company's insurance subsidiaries; consequently, allowances are established for amounts deemed uncollectible. Management evaluates the financial condition of the reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize exposure to significant losses from reinsurer insolvencies. As of December 31, 1997, reinsurance receivables and prepaid reinsurance premiums associated with three nonaffiliated reinsurers aggregated approximately $16.4 million, which represented a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and loss adjusting expenses. The property-casualty subsidiaries also assume insurance as members of various pools and associations.

The effect of reinsurance on premiums written and earned and losses and loss adjusting expenses incurred for the years ended December 31, 1997, 1996, and 1995 was as follows:

                                                                1997           1996          1995
                                                            ------------   ------------   -----------
                                                                          (in thousands)

Direct written premiums                                     $    638,997   $    568,277   $   494,462
Assumed from nonaffiliates                                         5,461          6,536         8,572
Net ceded to ALLIED Mutual                                       (47,840)       (26,639)       (6,151)
Ceded to nonaffiliates                                           (30,883)       (31,568)      (25,439)
                                                            ------------   ------------   -----------
     Net written premiums                                   $    565,735   $    516,606   $   471,444
                                                            ============   ============   ===========

Direct earned premiums                                      $    611,415   $    534,738   $   472,407
Assumed from nonaffiliates                                         5,630          7,231         8,831
Net ceded to ALLIED Mutual                                       (39,591)       (17,933)         (703)
Ceded to nonaffiliates                                           (29,857)       (30,511)      (25,036)
                                                            ------------   ------------   -----------
     Net earned premiums                                    $    547,597   $    493,525   $   455,499
                                                            ============   ============   ===========

Direct losses and loss adjusting expenses                   $    427,909   $    398,748   $   335,779
Assumed from nonaffiliates                                         5,285          4,239         5,889
Net ceded to ALLIED Mutual                                       (37,365)       (37,957)      (14,648)
Ceded to nonaffiliates                                           (17,730)       (12,035)       (9,080)
                                                            ------------   ------------   -----------
     Net losses and loss adjusting
       expenses incurred                                    $    378,099   $    352,995   $   317,940
                                                            ============   ============   ===========

(7)  Dispositions

During 1996, the Company received $620,000 as the final settlement on the 1994 sale of its investment in a savings and loan holding company. The payment represents the Company's share of the contingent purchase price held by the buyer until all known claims were settled.

(8)  Notes Payable to Nonaffiliates

The short-term notes payable to nonaffiliated companies include line of credit agreements used by ALLIED Mortgage primarily to finance its mortgage loans held for sale. At December 31, 1997 and 1996, ALLIED Mortgage had borrowed $39 million and $19.7 million, respectively, under mortgage loan warehousing agreements with three different commercial banks. Two of the agreements expire in May and June of 1998 and the third in May of 1999. Under the terms of the agreements, ALLIED Mortgage can borrow up to the lesser of $67 million or 98% of the mortgage credit borrowing base, which includes related sublines. At December 31, 1997, the outstanding borrowings of ALLIED Mortgage under these line of credit agreements were secured by mortgage loans held for sale of $29.5 million, mortgage servicing rights on loans with a principal balance of $2.9 billion, and foreclosure loans of $5.2 million. Interest rates applicable to these borrowing arrangements vary with the level of investable deposits maintained at the respective commercial banks.

ALLIED Mortgage entered into an agreement with a life insurance company for $15 million of 8.4% senior secured notes due September 1, 2004. The notes are secured by mortgage servicing rights and are payable in equal annual installments of $1.5 million every September 1; interest is payable semiannually. At December 31, 1997 and 1996, the outstanding balance was $10.5 million and $12 million, respectively.

The Federal Home Loan Bank of Des Moines provides a $3 million committed credit facility through a line of credit agreement with AMCO that expires February 27, 1998. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for federal reserve member banks, which was 5.8% as of December 31, 1997. The Company had an outstanding balance of $1.5 million as of December 31, 1997 and no outstanding balance as of December 31, 1996.

The Company paid interest to nonaffiliates of $1.2 million, $1.5 million, and $1.6 million in 1997, 1996, and 1995, respectively.

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

The Company has guaranteed on an unsecured basis the ESOP Trust's reimbursement obligations under the Credit Agreement. The guarantee has been recorded in the consolidated balance sheets as a liability under the caption, "Guarantee of ESOP obligations." At December 31, 1997 and 1996, the Company had an outstanding guarantee of principal of $22.4 million and $24.4 million, respectively. Contributions to the ESOP Trust plus dividends on leveraged shares held by the ESOP Trust are used to meet interest and principal payments on the notes. As principal payments are made, the recorded ESOP guarantee is reduced.

The Company was party to an interest rate swap agreement with a broker-dealer to reduce the financial statement impact of fluctuations in the Credit Agreement interest rate. The interest rate swap agreement expired on December 12, 1997. The interest rate swap involved the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. During 1997, the Credit Agreement interest rates ranged from 6% to 6.3%. During 1996 and 1995, they ranged from 6% to 6.6% and from 6% to 6.8%, respectively.

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

6-3/4% Series

The 6-3/4% Series preferred stock (6-3/4% Series), issued to ALLIED Mutual at a value of $28.50 per share, is perpetual, nonconvertible, voting, and cumulative with respect to dividends. The 6-3/4% Series has no preemptive rights and is not registered or traded. Upon any transfer by ALLIED Mutual, the 6-3/4% Series is callable under certain conditions and becomes nonvoting. Each share of the 6-3/4% Series has 3-3/8 votes. The annual dividend rate is 6-3/4% of the liquidation preference of $28.50 ($1.92 per share) and is payable quarterly.

The Company entered into a Stock Rights Agreement with ALLIED Mutual to grant both parties certain rights in terms of registration, transfer, voting, board nominations, and other matters. Pursuant to the Stock Rights Agreement executed July 5, 1990, ALLIED Mutual is entitled to nominate for election to the Company's Board of Directors a number of director nominees that most closely approximates the same percentage of the total number of members of the Company's Board of Directors as is equal to ALLIED Mutual's percentage ownership of the total number of shares of the Company voting stock.

ESOP Series

On March 7, 1996, the commercial bank acting on behalf of the ESOP participants as the trustee for the ESOP Trust (Trustee) converted all of its shares of ESOP Convertible Preferred Stock (ESOP Series) to shares of common stock.

(11)  Common Stock

The Company has reserved 3,037,500 shares of common stock to be issued through the ALLIED Group, Inc. Dividend Reinvestment and Stock Purchase Plan. Any stockholder of record may participate in the plan and have cash dividends reinvested in additional shares of common stock. The plan also provides for optional cash payments. During 1997, 62,174 shares, purchased on the open market, were issued at a weighted average price per share of $26.35. During 1996 and 1995, 92,171 and 96,087 shares, purchased on the open market, were issued at a weighted average price per share of $17.65 and $13.34, respectively. At December 31, 1997, 1,256,277 shares were available for issuance.

The Company has reserved 562,500 shares of common stock for issuance under the ALLIED Life Employee Stock Purchase Plan. The Company receives fair market value for the shares issued under the plan. During 1997, 1,242 shares were issued at a weighted average price per share of $25.81. During 1996 and 1995, 834 and 4,512 shares were issued at a weighted average price per share of $17.81 and $12.78, respectively. At December 31, 1997, 555,113 shares were available for issuance.

During 1997, the Company canceled 412,850 shares of its common stock repurchased on the open market at an average cost of $24.71 per share. During 1996, the Company canceled 996,750 shares of its common stock repurchased on the open market at an average cost of $16.58 per share. No shares were repurchased in 1995.

As of December 31, 1997, the ESOP Trust was the holder of 9,146,633 shares, or 30% of the Company's common stock. The Trustee is entitled to vote the shares held in the ESOP Trust on all matters submitted to a vote of the holders of the common stock of the Company. The ESOP Trust generally provides that each ESOP participant is entitled to direct the Trustee how to vote (or whether to tender or exchange) the shares allocated to the participant's account. During 1997, the ESOP Trust purchased 18,865 common shares at an average price per share of $28.62. During 1996, 2,992,710 ESOP Series shares were converted to 10,100,396 shares of common stock and the ESOP Trust purchased 36,572 shares at an average price per share of $21.93. During 1995, 174,960 ESOP Series shares were converted to 590,490 shares of common stock.

The dividend rate per common share was $0.46, $0.39, and $0.30 for 1997, 1996, and 1995, respectively.

(12)  Stock-based Compensation Plans

The Company has granted stock options to key employees under four nonqualified plans as defined by the Internal Revenue Service: the ALLIED Group, Inc.
Restated and Amended Stock Option Plan (Option Plan), the ALLIED Group, Inc. Nonqualified Stock Option Plan (Nonqualified Plan), the ALLIED Group Executive Equity Incentive Plan (Equity Plan), and the Freedom Group Incentive Plan (Freedom Plan). No options remain to be granted under the plans. During 1997, all Freedom Plan options were exercised; during 1996, all Equity Plan options were exercised. Upon exercise of the stock options under each plan, the Company receives an amount equal to the common stock's fair market value at the grant date. The options vest at various times and must be exercised ten years after the date of grant.

In addition, the Company has reserved 1,350,000 shares of common stock for issuance to key employees under the ALLIED Group, Inc. Long-Term Management Incentive Plan (Incentive Plan). Under the Incentive Plan, shares of common stock are available for grant until December 31, 2003 as incentive and nonqualified stock options (collectively, Options), SARs, and restricted stock. Options, SARs, and restricted stock granted prior to November of 1996 begin to vest two years after the date of grant; those granted after November of 1996 begin to vest three years after the date of grant. Options, SARs, and restricted stock prices are based upon the fair market values as of the date of grant.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                   Weighted average
                                                ----------------------
                                                                                            Weighted
                      Exercise price                 Remaining                              average
  Compensation          range per        Options    contractual   Exercise      Options     exercise
     plan                 share        outstanding     life         price     exercisable     price
------------------   ---------------   -----------  -----------   --------    -----------   --------
Option Plan          $  9.39 - 12.94       306,853      5.7        $11.41         145,126    $11.07
Nonqualified Plan      12.22 - 12.94       114,824      6.9         12.38           6,550     12.94
Incentive Plan         10.78 - 30.84       575,842      7.9         17.72          20,801     12.29
                                       -----------                            -----------
                                           997,519                                172,477
                                       ===========                            ===========

A summary of stock option activity and prices for 1997, 1996, and 1995 is presented below:

                                       1997                    1996                     1995
                               ---------------------   --------------------    ---------------------
                                          Weighted                 Weighted                 Weighted
                                          average                  average                  average
                                          exercise                 exercise                 exercise
       Stock options            Shares      price       Shares       price       Shares       price
---------------------------   ---------   ---------    ---------   --------    ---------    --------
Outstanding at
  beginning of year             931,056      $12.67      851,034     $10.71      904,869      $ 7.75
   Granted                      240,000       25.26      193,500      17.98      292,500       12.25
   Exercised                   (173,537)       9.69     (113,478)      7.14     (308,259)       4.18
   Canceled                         ---         ---          ---        ---      (38,076)       4.97
                              ---------   ---------    ---------   --------    ---------     -------
Outstanding at end
  of year                       997,519      $16.09      931,056     $12.67      851,034      $10.71
                              =========   =========    =========   ========    =========     =======
Options exercisable
  at end of year                172,477                  154,517                 105,686
                              =========                =========               =========
Weighted average fair
  value of options granted
  during the year             $    7.79                $    6.13               $    4.61
                              =========                =========               =========

The issuance of SARs and restricted stock under the Incentive Plan reduces the number of options available for future issuance. During 1997 SARs or restrictive stocks were issued. During 1996 and 1995, 9,581 and 29,951 shares of restricted stock were awarded at $19.17 per share and $12.17 per share, respectively. During 1997 and 1996, the restriction was lifted on 11,137 and 2,359 shares, respectively. During 1997, 1996, and 1995, the number of restricted shares forfeited was 3,819, 260, and 914, respectively. At December 31, 1997, 24,577 restricted shares were outstanding. The following table presents SAR activity and prices for the years ended December 31, 1997, 1996, and 1995:

                                                                                         Weighted
                                                                         Number            average
                        SARs                                            of shares           price
   -------------------------------------------                       ---------------     -----------
   Outstanding at January 1, 1995                                        18,000             $ 10.82
     Granted                                                             17,252               12.28
     Exercised                                                           (2,250)              10.78
                                                                        --------
   Outstanding at December 31, 1995                                      33,002               11.59
     Granted                                                             19,125               17.89
     Exercised                                                           (2,813)              10.87
                                                                        --------
   Outstanding at December 31, 1996                                      49,314               14.02
     Exercised                                                          (10,202)              12.24
                                                                        --------
   Outstanding at December 31, 1997                                      39,112             $ 14.56
                                                                        ========

The Company has reserved 1,687,500 and 843,750 shares of common stock for issuance under the ALLIED Group, Inc. Employee Stock Purchase Plan (ESPP) and the ALLIED Group, Inc. Outside Director Stock Purchase Plan (DSPP), respectively. Under the plans, participants pay 85% of the fair market value of the shares issued, which are fully vested on the dates purchased. During 1997, 56,564 shares were issued at a weighted average price per share of $22.83. During 1996 and 1995, 62,447 and 69,065 shares were issued at a weighted average price per share of $14.62 and $11.39, respectively. At December 31, 1997, 526,483 and 789,763 shares were available for issuance under the ESPP and DSPP, respectively.

During 1997, the Company reserved 750,000 shares of common stock for issuance semiannually under the ALLIED Group, Inc. Agency Stock Purchase Plan (ASPP). Eligible agencies and agents pay 90% of the fair market value of the shares issued, which are fully vested on the dates purchased. During 1997, 128,703 shares were issued at an average price per share of $26.20. At December 31, 1997, 621,297 shares were available for issuance under the ASPP.

The Company applies APB 25 in accounting for its stock-based compensation plans, as permitted by SFAS 123. Accordingly, no compensation cost for the Company's stock option plans has been recognized in the accompanying financial statements. Compensation cost of $690,000, $386,000, and $167,000 was recognized in 1997, 1996, and 1995, respectively, under the Company's DSPP and ASPP and from the SARs. Had compensation cost been determined based on the fair value at the grant date of the stock option plans in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented in the following table:

                                                                          Basic            Diluted
                                                          Net           earnings          earnings
                                                        income          per share         per share
                                                       ---------        ---------         ---------
                                                           (in thousands, except per share data)
             1997
   As reported                                         $  65,436         $  2.03           $  2.01
   Pro forma                                              64,443            2.01              1.99

             1996
   As reported                                         $  51,084         $  1.61           $  1.51
   Pro forma                                              50,624            1.58              1.50

             1995
   As reported                                         $  52,377         $  2.18           $  1.54
   Pro forma                                              52,140            2.15              1.54


The pro forma amounts presented are not necessarily indicative of future amounts; SFAS 123 does not apply to awards granted prior to 1995. Therefore, the full impact of calculating comprehensive cost for stock options under SFAS 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods and grants awarded prior to 1995 are not considered.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows weighted average assumptions for grants in 1997 and 1996:

                                                                Risk-free
                                                 Dividend       interest       Expected        Expected
                  Plans                            yield          rate        volatility      life (yrs)
   ---------------------------------             --------       ---------     ----------      ---------
             1997
   Incentive                                       2.0%           6.3%           22.4%            7.0

             1996

   Incentive                                       2.0%           6.2%           32.8%            5.5

             1995

   Option and Nonqualified                         2.0%           7.2%           31.7%            7.0
   Incentive                                       2.0            7.1            33.4             5.5


(13) Retained Earnings

In 1997, 1996, and 1995, the Company paid dividends of $17.5 million, $16.3 million, and $13.5 million, respectively.

Retained earnings of the property-casualty and excess & surplus lines subsidiaries available for distribution as dividends are limited by law to the amount of statutory unassigned surplus as of the date a dividend is authorized or paid. The maximum amount legally available for distribution in 1997 without regulatory approval is $58.5 million.

The following table includes selected information for the insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities:

            As of December 31,                                                   1997            1996
---------------------------------------                                      -------------  -------------
                                                                                     (in thousands)
Statutory capital and surplus

   Property-casualty                                                         $     335,694  $     285,854
                                                                             =============  =============
   Excess & surplus lines                                                    $      40,501  $      33,478
                                                                             =============  =============

         Year ended December 31,                                  1997           1996            1995
---------------------------------------                       -------------  -------------  -------------
                                                                             (in thousands)
Statutory net income

   Property-casualty                                          $      53,436  $      47,492  $      41,995
                                                              =============  =============  =============
   Excess & surplus lines                                     $       7,056  $       5,669  $       2,773
                                                              =============  =============  =============

(14) Commitments and Contingencies

Commitments

The Company and its subsidiaries lease data processing equipment and certain office facilities under operating leases expiring in various years through 2003. Rental expense amounted to $3.9 million, $3.2 million, and $2.6 million for the years ended December 31, 1997, 1996, and 1995, respectively. At December 31, 1997 future minimum lease payments under noncancelable operating leases amounted to $13.5 million; they will amount to $2.7 million in 1998, $2.8 million in 1999, $1.4 million in 2000, $768,000 in 2001, $782,000 in 2002, and $5 million in later years.

In the normal course of business, ALLIED Mortgage grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards. As of December 31, 1997, ALLIED Mortgage had granted loan commitments of approximately $91.6 million, including floating rate commitments of $25.5 million. ALLIED Mortgage may enter into options, futures, or cash delivery contracts to reduce interest risk on certain mortgage loans held for sale and loan commitments. As of December 31, 1997, ALLIED Mortgage had cash delivery contracts to sell mortgage securities totaling approximately $69.8 million and had no outstanding options or future contracts. In connection with its commitments to buy and sell mortgages, ALLIED Mortgage is exposed to credit risk in the event the counterparty is unable to fulfill its contractual obligations.

Although loans serviced for others are not on the accompanying balance sheets, ALLIED Mortgage has credit risk associated with the mortgage servicing portfolio. As the loan servicer, ALLIED Mortgage is required to process delinquent loans through the foreclosure process, thereby incurring certain direct expenses which generally are, but may not be, reimbursed. At December 31, 1997, ALLIED Mortgage had sold loans totaling approximately $12.9 million while retaining recourse risk. ALLIED Mortgage established allowances for losses in connection with these various risks. These allowances are included in other liabilities on the accompanying balance sheets.

Contingencies

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

On December 31, 1997, a complaint was filed by Mary M. Rieff, a policyholder of ALLIED Mutual in the Iowa District Court in and for Polk County, Iowa, against the Company and certain other individuals who are or were officers and/or directors of ALLIED Mutual and the Company. The complaint, an alleged policyholder derivative action brought on behalf of ALLIED Mutual, asserts, among other things, (a) that the defendants were responsible for the inappropriate transfer of ALLIED Mutual's corporate assets, the seizure of certain corporate opportunities, and the implementation of an improper de facto demutualization without informing or compensating policyholders or receiving the appropriate approval from regulatory authorities; (b) that this allegedly wrongful demutualization began on or about January 1, 1985 and was accomplished through transfers of ALLIED Mutual's assets to the Company and to the individual defendants for inadequate consideration; (c) that the individual defendants breached fiduciary duties owed to ALLIED Mutual, wasted its corporate assets and intentionally interfered with its contracts, prospective business advantage and business relationships; and (d) that defendants improperly transferred substantial ownership of and control over the Company and ALLIED Mutual's insurance business. The complaint further asserts that as a result of the foregoing, ALLIED Mutual and its policyholders have suffered damages in excess of $500 million. The complaint requests an accounting of the assets allegedly wrongfully transferred to the Company and compensation to ALLIED Mutual for the value of such assets, for the seizure of corporate opportunities, and for the de facto demutualization of ALLIED Mutual. The complaint also asks for certain other relief, including attorneys' fees and costs, equitable relief and interest, and restitution for any assets wrongfully transferred or conveyed. The Company believes that the suit is without merit and intends to defend this action vigorously. As is the case in all pending actions, the ultimate outcome is uncertain.

(15)   Employee Benefit Plans

Retirement Plan

The ESOP established by the Company covers all of its employees who meet age and service requirements. Shares of common stock are allocated annually to each employee's account pursuant to a formula and held in trust until the employee's termination, retirement, or death. As shares of common stock are allocated to parti- cipants, the cost of such shares is expensed and deducted from unearned compensation related to ESOP included in stockholders' equity.

The Company's ESOP expense was $2.4 million in 1997, $1 million in 1996, and $2.7 million in 1995. Of those respective amounts, $44,000, $14,000, and $65,000 were included in the employee lease fee received from affiliates pursuant to the terms of the Intercompany Operating Agreement for the years ended December 31, 1997, 1996, and 1995, respectively.

During 1997, 1996, and 1995, the ESOP Trust received $3.6 million, $3.5 million, and $2.8 million, respectively, from dividends on the leveraged shares used to service debt on the ESOP obligations and to purchase stock for participants. The Company made ESOP contributions of $312,000 in 1997, $529,000 in 1996, and $733,000 in 1995. Interest incurred on the ESOP debt, which is included as a component of ESOP expense, was $1.5 million, $1.6 million, and $1.8 million in 1997, 1996, and 1995, respectively. The ESOP shares as of December 31, 1997 and 1996 were as follows:

                                                                                 1997           1996
                                                                             -------------   ------------
Allocated shares                                                                 4,783,464      4,318,791
Unallocated shares                                                               4,363,167      5,404,544
                                                                             -------------   ------------
    Total ESOP shares                                                            9,146,631      9,723,335
                                                                             =============   ============


In 1997, the Company and the ESOP Trustee entered into an agreement whereby the Company agreed to release additional shares held by the ESOP Trustee in the event the Company pays a dividend on the common stock of less than $0.09 per share per quarter on a post-split basis. The agreement is in effect from March 7, 1997 through March 7, 2000. The purpose of the agreement is to ensure that the allocated shares in the ESOP Trust receive at least the same amount of dividends that would have been paid on the ESOP Convertible Preferred Stock had it not been converted to common stock.

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

The following table presents the plan's postretirement benefit obligations as of December 31, 1997 and 1996 reconciled with the plan's funded status and the amount recognized in the Company's consolidated balance sheets:

                                                                                 1997                1996
                                                                             ------------        ------------
                                                                                      (in thousands)

Accumulated postretirement benefit obligation
Retirees                                                                     $     (4,130)       $     (3,520)
Other fully eligible plan participants                                               (690)               (680)
Other active plan participants                                                     (2,780)             (2,700)
                                                                             ------------        ------------
                                                                                   (7,600)             (6,900)
Plan assets                                                                           ---                 ---
                                                                             ------------        ------------
Funded status                                                                      (7,600)             (6,900)
Unrecognized transition obligation                                                  3,620               3,860
Unrecognized net loss                                                                 440                 230
Fourth-quarter payments                                                               110                  80
                                                                             ------------        ------------
Accrued postretirement benefit liability                                     $     (3,430)       $     (2,730)
                                                                             ============        ============

A 7.5% weighted average discount rate was used to determine the accumulated postretirement benefit obligation at December 31, 1997 and 1996.

Net periodic postretirement benefit cost for the years ended December 31, 1997, 1996, and 1995 included the following:

                                                                 1997           1996            1995
                                                              -----------    -----------     -----------
                                                                           (In thousands)

Service cost                                                  $       380    $       340     $       350
Interest cost                                                         500            460             420
Return on assets                                                      ---            ---             ---
Amortization of transition obligation                                 240            240             240
                                                              -----------    -----------     -----------
Net periodic postretirement benefit cost                      $     1,120    $     1,040     $     1,010
                                                              ===========    ===========     ===========

For measurement purposes, an 7% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1998; the rate was assumed to decrease in equal annual increments to 5% by the year 2000 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by approximately $540,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $40,000.

(16)   Income Taxes

Total income taxes for the years ended December 31, 1997, 1996, and 1995 were allocated as follows:


                                                                 1997            1996             1995
                                                              -----------    ------------     ------------
                                                                            (in thousands)
Net income                                                    $    25,973    $     20,277     $     21,471
                                                              -----------    ------------     ------------
Stockholders' equity
    Unrealized appreciation (depreciation) of investments           5,780          (3,000)          12,776
    Tax-deductible dividends paid on unallocated
       ESOP Series shares                                            (909)          (989)             (849)
    Tax-basis compensation expense in excess of amounts
       recognizedfor financial reporting purposes from the
       exercise of stock options                                   (1,007)          (371)           (1,064)
                                                              -----------    -----------      ------------
                                                                    3,864         (4,360)           10,863
                                                              -----------    -----------      ------------
         Total                                                $    29,837    $    15,867      $     32,334
                                                              ===========    ===========      ============

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 relate to the following:


                                                                                 1997              1996
                                                                             ------------      -----------
                                                                                     (in thousands)
Deferred tax assets
 Loss and loss adjusting expense reserve discounting                         $     13,808      $    14,258
 Unearned premium reserve                                                          16,163           14,893
 Accrued employee benefits                                                          3,250            2,858
 Other                                                                              2,561            1,314
                                                                             ------------      -----------
    Total gross deferred tax assets                                                35,782           33,323

       Less valuation allowance                                                       ---              ---
                                                                             ------------      -----------
       Net deferred tax assets                                                     35,782           33,323
                                                                             ------------      -----------
Deferred tax liabilities
 Deferred policy acquisition costs                                                (17,743)         (16,335)
 Mortgage servicing rights                                                         (4,939)          (4,533)
 Unrealized appreciation of investments                                           (12,687)          (6,907)
 Deferred software development costs and fees                                      (2,761)          (4,886)
 Other                                                                             (3,167)          (2,906)
                                                                             ------------      -----------
    Total gross deferred tax liabilities                                          (41,297)         (35,567)
                                                                             ------------      -----------

       Net deferred tax liabilities                                          $     (5,515)     $    (2,244)
                                                                             ============      ===========

Since the adoption of SFAS 109, there has not been a valuation allowance for deferred income tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the recognition of future taxable income during the periods in which those temporary differences become deductible. Management considers tax planning strategies and the scheduled reversal of deferred tax liabilities in making this assessment and believes it is more likely than not the Company ultimately will realize the benefits of the deductible differences recognized at December 31, 1997.

The actual income tax expense for the years ended December 31, 1997, 1996, and 1995 differed from the expected tax expense (computed by applying the federal corporate tax rate of 35% to income before income taxes). The difference was primarily a result of investment income exempt from federal income tax, which decreased tax expense by $5.5 million, $4.7 million, and $4.5 million in 1997, 1996, and 1995, respectively.

Included in income tax expense is a state income tax benefit of $84,000 for the year ended December 31, 1997 and state income tax expense of $55,000 and $402,000 for the years ended December 31, 1996, and 1995, respectively. The Company paid federal and state income taxes of $26.2 million, $18 million, and $19.1 million in 1997, 1996, and 1995, respectively.

The IRS is currently examining the 1995 and 1996 income tax returns. Any proposed adjustments are not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

(17)  Earnings per Share

Presented in the following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three years ended December 31, 1997, 1996, and 1995:

                        Basic earnings per share                    Dilutive earnings per share
                 -------------------------------------    ---------------------------------------------------
                                             Income                                  Dilutive       Income
                                          available to     ESOP(1)      Stock(2)     potential   available to
                    Net      Preferred       common       Series if    options in     common        common
                  income     dividends    stockholders    converted   subsidiaries    shares     stockholders
                 ---------   ---------    ------------    ---------   ------------   ---------   ------------
     1997
Income           $  65,436   $  (3,515)   $     61,921          ---            ---         ---   $     61,921
Weighted
  average
  shares
  outstanding       30,487         ---          30,487          ---            ---         325         30,812
                                          ------------                                           ------------
Earnings
  per share                               $       2.03                                           $       2.01
                                          ============                                           ============

     1996

Income           $  51,084   $  (4,111)   $     46,973    $     595   $       (470)        ---         47,098
Weighted
  average
  shares
  outstanding       29,112         ---          29,112        1,838            ---         193         31,143
                                          ------------                                           ------------
Earnings
  per share                              $        1.61                                           $       1.51
                                         =============                                           ============

     1995

Income          $   52,377   $  (7,217)  $      45,160    $   3,534   $       (388)        ---         48,306
Weighted
  average
  shares
  outstanding       20,710         ---          20,710       10,417            ---         179         31,306
                                         -------------                                            -----------
Earnings
  per share                              $        2.18                                            $      1.54
                                         =============                                            ===========



(1) The ESOP Series was converted on March 7, 1996 (note 10).
(2) Options in subsidiary were exercised in 1997, producing minority interest reported on the Statements of Income and Comprehensive Income.

Options to purchase 75,000 shares of common stock at a weighted average price of $30.42 per share were outstanding at December 31, 1997 but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average 1997 market price of common shares.

(18)   Segment Information

The Company has two reportable operating segments: property-casualty and excess & surplus lines. The segments are managed separately due to the differences in the insurance products sold, underwriting risk, and the environments in which they operate.

The property-casualty segment accounted for 85.7% of 1997 consolidated revenues. It underwrites personal lines (primarily automobile and homeowners) and small commercial lines through three subsidiaries and markets its products through three distribution systems: independent agencies, exclusive agencies, and direct response marketing. The segment operates primarily in central and western states. California and Iowa accounted for 23.7% and 21.4%, respectively, of 1997 direct written premiums. The Company evaluates the property-casualty segment's performance on the basis of growth in direct written premiums and profit.

The excess & surplus lines segment accounted for 6% of 1997 consolidated revenues, and its performance is evaluated on profit. Included in all other are mortgage banking, data processing operations, and employee leasing services to affiliated companies. All segments of the Company operate exclusively in the United States.

The Company accounts for intercompany sales and transactions as if they were to third parties and attempts to set fees consistent with those that would apply in an arm's length transaction with a nonaffiliate. There can be no assurance the rates charged reflect those that would have been agreed upon following an arm's length negotiation.

The following table presents a summary of the Company's operating segment for the three years ended December 31, 1997:


                                     Property-      Excess &         All         Intersegment      Reported
                                     casualty       surplus         other        eliminations      balances
                                    -----------    -----------    -----------    ------------     ----------
                                                                 (in thousands)
            1997
Revenues from nonaffiliates         $   524,109    $    33,291    $    51,033    $        ---    $   608,433
Revenues from affiliates                  1,008            ---        117,209        (113,092)         5,125
Net investment income                    44,258          6,802            383            (319)        51,124
Income before income taxes
   and minority interest*                81,875         10,009             28             ---         91,912
Income taxes                             18,247          1,323          1,901             ---         21,471
Depreciation & amortization               9,039             66          5,904             ---         15,009
Capital expenditures                      5,148             65            919             ---          6,132
Segment assets                        1,012,926        141,814        560,270        (513,777)     1,201,233


            1996
Revenues from nonaffiliates         $   472,931    $    27,316    $    42,005    $        ---    $   542,252
Revenues from affiliates                    479            ---        105,156        (100,755)         4,880
Net investment income                    42,296          6,241            756             (71)        49,222
Income before income taxes*              59,435          8,053          3,823             ---         71,311
Income taxes                             16,689          2,373          1,165             ---         20,227
Depreciation & amortization               3,812             65          7,153             ---         11,030
Capital expenditures                      7,101             34          1,178             ---          8,313
Segment assets                          917,537        131,405        477,760        (449,043)     1,077,659

            1995
Revenues from nonaffiliates         $   432,924    $    29,526    $    37,788    $        ---     $  500,238
Revenues from affiliates                    ---            ---        121,247        (115,962)         5,285
Net investment income                    39,110          5,830          2,302             ---         47,242
Income before income taxes*              63,883          4,840          5,125             ---         73,848
Income taxes                             23,503          2,953           (483)            ---         25,973
Depreciation & amortization                 851             58          8,674             ---          9,583
Capital expenditures                      3,390            131          4,273             ---          7,794
Segment assets                          847,401        122,200        466,459        (425,462)     1,010,598


*includes realized gains or losses

The following table shows the detail of intersegment eliminations for segment assets shown in the previous table:

                                                                     1997         1996        1995
                                                                 -----------  -----------  -----------
                                                                             (in thousands)
Segment assets eliminations
   Investment in subsidiaries                                    $   503,785  $   437,979  $   416,951
   Other consolidating adjustments                                     9,992       11,064        8,511
                                                                 -----------  -----------  -----------
                                                                 $   513,777  $   449,043  $   425,462
                                                                 ===========  ===========  ===========


(19)   Unaudited Interim Financial Information


         Quarter ended                   March 31           June 30        September 30      December 31
--------------------------------       -------------    --------------    -------------     -------------
                                                     (in thousands, except per share data)
1997 Operating Summary

   Earned premiums                     $     131,867    $      135,876    $     137,816     $     142,038
                                       =============    ==============    =============     =============
   Investment income                   $      12,652    $       12,874    $      12,968     $      12,630
                                       =============    ==============    =============     =============
   Realized investment gains (losses)  $          (7)   $            7    $          17     $         374
                                       =============    ==============    =============     =============
   Total revenues                      $     158,744    $      163,707    $     166,166     $     176,065
                                       =============    ==============    =============     =============
   Losses and expenses                 $     136,168    $      141,821    $     143,429     $     151,352
                                       =============    ==============    =============     =============
   Net income                          $      15,942    $       15,655    $      16,067     $      17,772
                                       =============    ==============    =============     =============
   Diluted earnings per share
     Net income                        $         .49    $          .48    $         .49     $         .55
                                       =============    ==============    =============     =============

1996 Operating Summary

   Earned premiums                     $    118,870     $      121,114    $     124,246     $     129,295
                                       ============     ==============    =============     =============
   Investment income                   $      12,119    $       12,044    $      12,445     $      12,614
                                       =============    ==============    =============     =============
   Realized investment gains (losses)  $           8    $           31    $          26     $         (16)
                                       =============    ==============    =============     =============
   Total revenues                      $     143,335    $      146,585    $     150,719     $     155,715
                                       =============    ==============    =============     =============
   Losses and expenses                 $     123,551    $      136,044    $     130,438     $     135,010
                                       =============    ==============    =============     =============
   Net income                          $      13,948    $        7,548    $      14,459     $      15,129
                                       =============    ==============    =============     =============
   Diluted earnings per share
     Net income                        $         .41    $          .21    $         .44     $         .46
                                       =============    ==============    =============     =============

Caution should be exercised in comparing the results of consecutive quarters.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III




Item 10.  Directors and Executive Officers of the Registrant


The information under the caption "Directors and Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.




Item 11.  Executive Compensation


The information under the caption "Compensation of Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.




Item 12.  Security Ownership of Certain Beneficial Owners and Management


The information under the caption "Security Ownership of Directors and Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.




Item 13.  Certain Relationships and Related Transactions


The information under the caption "Certain Transactions and Relationships" in the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of Financial Statements and Schedules.

                                                                       Form 10-K
                                                                        Page(s)
                                                                       ---------

     1.   Financial Statements.

          Independent Auditors' Report.                                    30

          Consolidated Balance Sheets as of December 31, 1997 and 1996.    31

          Consolidated Statements of Income and Comprehensive Income
          for the Years ended December 31, 1997, 1996 and 1995.            33

          Statements of Stockholders' Equity for the Years ended
          December 31, 1997, 1996 and 1995.                                34

          Consolidated Statements of Cash Flows for the Years ended
          December 31, 1997, 1996 and 1995.                                35

          Notes to Consolidated Financial Statements.                      36


     2.   Schedules.

          Report of Independent Auditors on Schedules.

          I  -  Summary of Investments Other Than Investments in
                Related Parties.                                           67

         II  -  Condensed Financial Information of Registrant.             68

        III  -  Supplementary Insurance Information.                       72

         IV  -  Reinsurance.                                               73

         VI  -  Supplemental Information.                                  74

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

          Amendment to Consulting Agreement between John E. Evans and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation (Incorporated by reference to Exhibit 10.54 to the Company's December 31, 1996 Form 10-K on file with the Commission), Exhibit 10.54.

          ALLIED   Group  Short  Term   Management   Incentive   Plan  for  1997
          (Incorporated by reference to Exhibit 10.55 to the Company's December 31, 1996 Form 10-K on file with the Commission), Exhibit 10.55.

          Second Amendment to Consulting Agreement between John E. Evans and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation (Incorporated by reference to Exhibit 10.62 to the Company's June 30, 1997 Form 10-Q on file with the Commission),
          Exhibit 10.61.

          ALLIED Group Short Term Management Incentive Plan for 1998, Exhibit 10.63.

(b)  Reports on Form 8-K.

          None.

(c)  Exhibits.

     NOTE: See "Index to Exhibits" on page number 76, which discloses the specific page numbers for the exhibits included in this Form 10-K.

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

          3.2 Bylaws of the Company as of July 9, 1991, as amended March 3, 1992, December 2, 1992, October 14, 1993, December 14, 1994, and
                March 4, 1997 (Incorporated by reference to Exhibit 3.2 to the Company's December 31, 1996 Form 10-K on file with the Commission).

          3.3 Articles of Amendment dated May 13, 1997 to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's June 30, 1997 Form 10-Q on file with the Commission)

     4.   Instruments   defining  the  rights  of  security  holders   including
          indentures.

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

          4.10 Stock Purchase Agreement between ALLIED Group, Inc. and State Street Bank and Trust Company dated December 31, 1996. (Incorporated by reference to Exhibit 4.10 to the Company's December 31, 1996 Form 10-K on file with the Commission).

     10.  Material contracts.

          10.7 Amended and Restated Management Information Services Agreement between AMCO Insurance Company and certain of its affiliated companies (Incorporated by reference to Exhibit 10.7 to the Company's December 31, 1996 Form 10-K on file with the Commission).

          10.8 First Amendment to Amended and Restated Management Information Services Agreement (Incorporated by reference to Exhibit 10.8 to the Company's December 31, 1996 Form 10-K on file with the Commission).

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

          10.29 The ALLIED Group Employee Stock Ownership Plan, as amended and restated effective January 1, 1996 (Incorporated by reference to Exhibit 10.29 to the Company's September 30, 1997 Form 10-Q on file with the Commission).

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

          10.35 Third Amendment to the Term Credit Agreement and Guaranty, dated September 26, 1997 (Incorporated by reference to Exhibit 10.35 to the Company's September 30, 1997 Form 10-Q on file with the Commission).

          10.36 Fourth Amendment to the Term Credit Agreement and Guaranty, dated November 17, 1997.

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

          10.52 ALLIED Group Short Term Management Incentive Plan for 1996 (Incorporated by reference to Exhibit 10.52 to the Company's December 31, 1995 Form 10-K on file with the Commission).

          10.54 Amendment to Consulting Agreement between John E. Evans, and ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation (Incorporated by reference to Exhibit
                10.54 to the Company's December 31, 1996 Form 10-K on file with the Commission).

          10.55 ALLIED Group Short Term Management Incentive Plan for 1997 (Incorporated by reference to Exhibit 10.55 to the Company's December 31, 1996 Form 10-K on file with the Commission).

          10.56 Amendment dated December 16, 1996, ALLIED Group, Inc. Long-Term Management Incentive Plan (Incorporated by reference to Exhibit
                10.56 to the Company's December 31, 1996 Form 10-K on file with the Commission).

          10.57 Amendment dated February 11, 1997, ALLIED Group, Inc. Outside Director Stock Purchase Plan (Incorporated by reference to
                Exhibit 10.57 to the Company's December 31, 1996 Form 10-K on file with the Commission).

          10.58 Amendment dated February 11, 1997, ALLIED Group, Inc. Nonqualified Stock Option Plan (Incorporated by reference to
                Exhibit 10.58 to the Company's December 31, 1996 Form 10-K on file with the Commission).

          10.59 Amendment dated February 11, 1997, ALLIED Group, Inc. Restated and Amended Stock Option Plan (Incorporated by reference to
                Exhibit 10.59 to the Company's December 31, 1996 Form 10-K on file with the Commission).

          10.60 Amendment dated February 11, 1997, ALLIED Group, Inc. Long-Term Management Incentive Plan (Incorporated by reference to Exhibit
                10.60 to the Company's December 31, 1996 Form 10-K on file with the Commission).

          10.61 ALLIED Mutual and General Re-insurance Corporation Property Catastrophe Agreement (Incorporated by reference to Exhibit
                10.61 to the Company's June 30, 1997 Form 10-Q on file with the Commission).

          10.62 Second Amendment to Consulting Agreement between John E. Evans, ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation (Incorporated by reference to Exhibit
                10.62 to the Company's June 30, 1997 Form 10-Q on file with the Commission).

          10.63 ALLIED Group Short Term Management Incentive Plan for 1998.

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


(d) Financial Statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES






The Board of Directors and Stockholders
ALLIED Group, Inc.:

Under date of February 3, 1998 we reported on the consolidated balance sheets of ALLIED Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 Annual Report. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules listed in Part IV, Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                                           KPMG Peat Marwick LLP

Des Moines, Iowa
February 3, 1998

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1997



                                                                                                   Amount at
                                                                               Market           which shown in
           Type of investment                         Cost                      value          the balance sheet
           ------------------                     --------------          --------------       -----------------
Fixed maturities - bonds
   U.S. Government and government
     agencies and authorities                     $  205,403,262          $  213,038,931        $  213,038,931
   States, municipalities, and
     political subdivisions                          385,977,158             400,490,494           400,490,494
   All other corporate bonds                         200,565,024             204,686,615           204,686,615
                                                  --------------          --------------        --------------

     Total fixed maturities                          791,945,444          $  818,216,040           818,216,040
                                                  --------------          ==============        --------------

Equity securities
   Common stock
     Public utilities                                    678,403                 797,560               797,560
     Banks, trust and insurance companies              5,939,548               7,533,558             7,533,558
     Industrial, miscellaneous and all other          21,412,347              28,162,892            28,162,892
   Nonredeemable preferred stocks                     41,421,245              42,688,080            42,688,080
                                                  --------------          --------------        --------------
     Total equity securities                          69,451,543          $   79,182,090            79,182,090
                                                  --------------          ==============        --------------

Short-term investments                                10,846,274                                    10,846,274
                                                  --------------                                --------------

       Total investments                          $  872,243,261                                $  908,244,404
                                                  ==============                                ==============



                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                           December 31, 1997 and 1996


Assets                                                                          1997                  1996
                                                                          --------------        --------------
   Indebtedness from affiliates                                           $    4,081,481        $    2,067,575
   Accrued investment income                                                      10,075                 6,078
   Short-term investments                                                      3,856,954             2,040,475
   Fixed maturities at fair value (amortized cost
     $74,788 in 1997 and $74,788 in 1996)                                         74,788                74,773
   Equity securities at fair value (cost $2,920,040
      in 1997 and $2,567,741 in 1996)                                          4,432,425             3,356,145
   Investment in subsidiaries at equity (note 1)                             448,440,840           390,149,644
   Current income taxes recoverable                                            1,308,590               972,757
   Deferred income taxes                                                         431,080               246,677
   Other assets                                                                  889,533             1,224,474
                                                                          --------------        --------------

     Total assets                                                         $  463,525,766        $  400,138,598
                                                                          ==============        ==============


Liabilities

   Guarantee of ESOP obligations                                          $   22,380,000        $   24,370,000
   Other liabilities                                                          11,061,367             5,177,116
                                                                          --------------        --------------

     Total liabilities                                                        33,441,367            29,547,116
                                                                          --------------        --------------

Stockholders' Equity

   Preferred stock, no par value, issuable in series, authorized
     7,500,000 shares; issued and outstanding 1,827,222 shares
     in 1997 and 1,827,222 in 1996                                            37,812,387            37,812,387
   Common stock, no par value, $1 stated value, authorized
     80,000,000 shares; issued and outstanding 30,532,074 in
     1997 and 20,382,954 in 1996                                              30,532,074            20,382,954
   Additional paid-in capital                                                112,489,977           126,078,569
   Retained earnings                                                         244,078,690           195,276,063
   Accumulated other comprehensive income                                     23,314,537            12,698,554
   Unearned compensation related to ESOP                                     (18,143,266)          (21,657,045)
                                                                          --------------        --------------

     Total stockholders' equity                                              430,084,399           370,591,482
                                                                          --------------        --------------

       Total liabilities and stockholders' equity                         $  463,525,766        $  400,138,598
                                                                          ==============        ==============


See accompanying Notes to Condensed Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996, and 1995




                                                                 1997               1996               1995
                                                             -------------      -------------     -------------
Revenues
   Equity in undistributed earnings of subsidiaries
    (note 1)                                                 $  49,097,371      $  25,918,314     $  38,478,651
   Dividends received from subsidiaries (note 1)                17,059,064         24,631,481        12,985,307
   Employee leasing income                                     116,671,728         99,771,562        93,265,042
   Realized investment gains (losses)                              298,039           (132,737)          405,654
   Investment income                                               239,637            590,435           654,489
   Other income                                                     10,233             56,167            47,621
                                                             -------------      -------------     -------------

                                                               183,376,072        150,835,222       145,836,764
                                                             -------------      -------------     -------------
Expenses

   Salaries, benefits, payroll taxes and other
     employee leasing costs                                    116,150,599         98,322,653        91,929,248
   Operating expenses                                            2,906,781          1,725,301         1,375,281
   Interest expense                                                382,886            183,182             4,014
                                                             -------------      -------------     -------------

                                                               119,440,266        100,231,136        93,308,543
                                                             -------------      -------------     -------------

     Income from operations before income taxes                 63,935,806         50,604,086        52,528,221

   Income tax (benefit) expense                                 (1,499,791)          (480,127)          151,392
                                                             -------------      -------------     -------------

Net income                                                      65,435,597         51,084,213        52,376,829

     Other comprehensive income, net of deferred taxes
       of $(5,779,787), $2,999,925, $(12,775,452)               10,615,983         (5,637,079)       23,576,516
                                                             -------------      -------------     -------------

   Comprehensive income                                      $  76,051,580      $  45,447,134     $  75,953,345
                                                             =============      =============     =============


See accompanying Notes to Condensed Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996, and 1995

                                                                1997               1996               1995
                                                            -------------     --------------     -------------
Cash flows from operating activities:
   Net income                                               $  65,435,597     $   51,084,213     $  52,376,829
   Adjustments to reconcile net income to net
     cash provided by operating activities
      Equity in undistributed earnings                        (49,097,371)       (25,918,314)      (38,478,651)
      Realized investment (gains) losses                         (298,039)           132,737          (405,654)
      Indebtedness from affiliates                             (2,013,906)         2,701,195        (1,339,475)
      Accrued investment income                                    (3,997)            66,440            (6,665)
      Cost of ESOP shares allocated                             3,513,779          2,250,971         2,213,911
      Current taxes                                              (335,833)          (893,628)          190,468
      Deferred taxes                                             (479,069)          (292,999)         (656,689)
      Other, net                                                3,137,121         (4,336,578)          529,635
                                                            -------------     --------------      ------------

       Net cash provided by operating activities               19,858,282         24,794,037        14,423,709
                                                            -------------     --------------      ------------

Cash flows from investing activities:
   Investments in subsidiaries                                    992,828         (8,081,482)              539
   Purchase of fixed maturities                                       ---                ---        (3,276,014)
   Purchase of equity securities                                 (782,190)          (854,643)       (1,630,622)
   Short-term investments, net                                 (1,816,479)         3,980,545        (3,500,734)
   Sale of fixed maturities                                           ---          8,602,567               ---
   Maturities, calls, and principal reductions
     of fixed maturities                                              ---            167,853           235,608
   Sale of equity securities                                      727,930             83,220         2,045,080
                                                            -------------     --------------      ------------

       Net cash (used in) provided by investing activities       (877,911)         3,898,060        (6,126,143)
                                                            -------------     --------------      ------------

Cash flows from financing activities:
   Issuance of preferred stock                                        ---                ---           699,559
   Issuance of common stock                                     7,878,567          3,110,431         3,497,199
   Repurchase of common stock                                 (10,225,968)       (16,524,753)              ---
   Dividends paid to stockholders, net of income tax benefit  (16,632,970)       (15,277,775)      (12,659,236)
                                                            -------------     --------------     -------------

       Net cash used in financing activities                  (18,980,371)       (28,692,097)       (8,462,478)
                                                            -------------     --------------     -------------

Net decrease in cash                                                  ---                ---          (164,912)
   Cash beginning of year                                             ---                ---           164,912
                                                            -------------     --------------     -------------
   Cash end of year                                         $         ---     $          ---     $         ---
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

(1)  The  Company's  investment  in  subsidiaries,   undistributed  earnings  of
subsidiaries, and dividends received from subsidiaries are shown by segment below:

                                                Property-         Excess &
                                                casualty           Surplus           Other             Total
                                             ---------------   --------------    -------------    --------------
          Year ended
       December 31, 1997
   Investment in subsidiaries                $   376,381,705   $   49,852,582    $  22,206,553    $  448,440,840

   Equity in undistributed
     earnings of subsidiaries                $    42,148,797   $    7,055,787    $    (107,213)   $   49,097,371

   Dividends received from
     subsidiaries                            $    16,223,064   $          ---    $      836,000   $   17,059,064

          Year ended
       December 31, 1996

   Investment in subsidiaries                $   324,239,950   $   42,083,857    $  23,825,837    $  390,149,644

   Equity in undistributed
     earnings of subsidiaries                $    19,074,658   $    5,680,219    $   1,163,437    $   25,918,314

   Dividends received from
     subsidiaries                            $    23,672,759   $          ---    $     958,722    $   24,631,481

          Year ended
       December 31, 1995

   Investment in subsidiaries                $   293,167,247   $   37,291,129    $  31,568,103    $  362,026,479

   Equity in undistributed
     earnings of subsidiaries                $    33,655,150   $    3,516,974    $   1,306,527    $   38,478,651

   Dividends received from
     subsidiaries                            $    12,011,307   $           ---   $     974,000    $   12,985,307


                                       72

                                            ALLIED Group, Inc. and Subsidiaries
                                                        SCHEDULE III
                                            SUPPLEMENTARY INSURANCE INFORMATION
                                       Years ended December 31, 1997, 1996, and 1995


                                 Reserves for                                                  Amortization
                     Deferred     losses and                                        Losses      of deferred   Other
                      policy         loss                                 Net      and loss      policy      under-
                    acquisition   adjusting     Unearned     Earned    investment  adjusting   acquisition   writing     Written
    Segments           costs       expenses     premiums    premiums     income    expenses       costs      expenses    premiums
    --------        -----------  ------------  ----------  ----------  ----------  ----------  ------------  ---------  ----------
                                                                    (in thousands)
      1997
Property-casualty   $    47,504  $    316,689  $  220,327  $  514,303  $   44,258  $  357,730  $    113,147  $  16,624  $  531,679
Excess & Surplus          3,191        61,337      19,436      33,294       6,802      20,369         7,109      2,606      34,056
Other operations            ---           ---         ---         ---         383         ---           ---        ---         ---
Eliminations                ---           ---         ---         ---        (319)        ---           ---        (53)        ---
                    -----------  ------------  ----------  ----------  ----------  ----------  ------------  ---------  ----------
  Consolidated      $    50,695  $    378,026  $  239,763  $  547,597  $   51,124  $  378,099  $    120,256  $  19,177  $  565,735
                    ===========  ============  ==========  ==========  ==========  ==========  ============  =========  ==========

      1996
Property-casualty   $    43,681  $    303,014  $  202,378  $  466,211  $   42,296  $  335,511  $    102,566  $  18,193  $  488,189
Excess & Surplus          2,990        59,177      18,218      27,314       6,241      17,484         5,749      2,272      28,417
Other operations            ---           ---         ---         ---         756         ---           ---        ---         ---
Eliminations                ---           ---         ---         ---         (71)        ---           ---        (27)        ---
                    -----------  ------------  ----------  ----------  ----------  ----------  ------------  ---------  ----------
 Consolidated       $    46,671  $    362,191  $  220,596  $  493,525  $   49,222  $  352,995  $    108,315  $  20,438  $  516,606
                    ===========  ============  ==========  ==========  ==========  ==========  ============  =========  ==========

      1995
Property-casualty   $    38,846  $    285,385  $  180,217  $  425,838  $   39,110  $  295,583  $     93,684  $  18,859  $  440,838
Excess & Surplus          2,842        56,479      16,244      29,661       5,830      22,357         6,436      1,724      30,606
Other operations            ---           ---         ---         ---       2,302         ---           ---        ---         ---
Eliminations                ---           ---         ---         ---         ---         ---           ---        ---         ---
                    -----------  ------------  ----------  ----------  ----------  ----------  ------------  ---------  ----------
  Consolidated      $    41,688  $    341,864  $  196,461  $  455,499  $   47,242  $  317,940  $    100,120  $  20,583  $  471,444
                    ===========  ============  ==========  ==========  ==========  ==========  ============  =========  ==========


                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE IV
                                   REINSURANCE
                  Years ended December 31, 1997, 1996, and 1995


                                                                                                   Percentage
                                                    Ceded            Assumed                         of amount
                                    Gross         to other         from other          Net          assumed to
                                   amount       companies(1)       companies          amount             net
                               -------------   --------------  -----------------  --------------    ----------
                                                               (in thousands)

         1997
Premiums:
   Property-casualty           $     568,160   $      321,706  $         267,849  $      514,303        52.1%
   Excess & surplus lines             43,254            9,960                ---          33,294         ---
                               -------------   --------------  -----------------  --------------

     Total premiums            $     611,414   $      331,666  $         267,849  $      547,597        48.9%
                               =============   ==============  =================  ==============


         1996
Premiums:
   Property-casualty           $     497,099   $      293,986  $         263,098  $      466,211        56.4%
   Excess & surplus lines             37,639           10,325                ---          27,314         ---
                               -------------   --------------  -----------------  --------------

     Total premiums            $     534,738   $      304,311  $         263,098  $      493,525        53.3%
                               =============   ==============  =================  ==============


         1995
Premiums:
   Property-casualty           $     435,223   $      265,571  $         256,186  $      425,838        60.2%
   Excess & surplus lines             37,184            7,523                ---          29,661         ---
                               -------------   --------------  -----------------  --------------

     Total premiums            $     472,407   $      273,094  $         256,186  $      455,499        56.2%
                               =============   ==============  =================  ==============


(1) See note 6 of Notes to Consolidated Financial Statements for additional information on amounts ceded to ALLIED Mutual Insurance Company in accordance with the affiliated reinsurance pooling agreement.

                       ALLIED Group, Inc. and Subsidiaries
                                   SCHEDULE VI
                            SUPPLEMENTAL INFORMATION
                  Years ended December 31, 1997, 1996, and 1995

                                                                      Losses and loss
                                                                     adjusting expenses
                                                                     incurred related to
                                                              --------------------------------
                                               Discount
                                                if any                                             aid losses
                                               deducted                                             and loss
                                                 from              Current            Prior         adjusting
       Segment                                 reserves             year              years          expenses
       -------                             ---------------    --------------     -------------    --------------
                                                                            (in thousands)
       1997
Property-casualty                          $           ---    $      356,864     $         866    $      346,065
Excess & surplus lines                                 ---            23,088            (2,719)           18,704
                                           ---------------    --------------     -------------    --------------

   Total                                   $           ---    $      379,952     $      (1,853)   $      364,769
                                           ===============    ==============     =============    ==============



       1996
Property-casualty                          $           ---    $      334,245     $       1,266    $      315,987
Excess & surplus lines                                 ---            19,430            (1,946)           15,284
                                           ---------------    --------------     -------------    --------------

   Total                                   $           ---    $      353,675     $        (680)   $      331,271
                                           ===============    ==============     =============    ==============



       1995
Property-casualty                          $           ---    $      294,176     $       1,407    $      270,373
Excess & surplus lines                                 ---            21,780               577            15,302
                                           ---------------    --------------     -------------    --------------

   Total                                   $           ---    $      315,956     $       1,984    $      285,675
                                           ===============    ==============     =============    ==============



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       ALLIED Group, Inc.
                                                         (Registrant)


Date:  March 3, 1998                          By             /s/Jamie H. Shaffer
                                              ----------------------------------
                                              Jamie H. Shaffer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



By:   /s/  Douglas L. Andersen          By:  /s/  Jamie H. Shaffer              By:  /s/  John E. Evans
------------------------------------    ------------------------------------    -------------------------------
Douglas L. Andersen                     Jamie H. Shaffer                        John E. Evans
President, CEO, and Director            Senior Vice President, CFO              Chairman of the Board
March 3, 1998                           and Treasurer                           and Director
                                        March 3, 1998                           March 3, 1998


By:   /s/  James W. Callison            By:  /s/  Harold S. Carpenter           By:  /s/ Charles I. Colby
------------------------------------    ------------------------------------    --------------------------------
James W. Callison                       Harold S. Carpenter                     Charles I. Colby
Director                                Director                                Director
March 3, 1998                           March 3, 1998                           March 3, 1998



By:   /s/  Harold S. Evans              By:  /s/  Richard O. Jacobson           By:  /s/  John P. Taylor
------------------------------------    ------------------------------------    --------------------------------
Harold S. Evans                         Richard O. Jacobson                     John P. Taylor
Director                                Director                                Director
March 3, 1998                           March 3, 1998                           March 3, 1998



By:   /s/  William E. Timmons           By:  /s/  Donald S. Willis
------------------------------------    ------------------------------------
William E. Timmons                      Donald S. Willis
Director                                Director
March 3, 1998                           March 3, 1998


                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS


Exhibit
Number                            Item                                      Page


 10.17     ALLIED Group, Inc. Federal Income Tax Sharing Agreement.          77

 10.36     Fourth Amendment to the Term Credit Agreement and Guaranty,       82
            dated November 17, 1997.

 10.63     ALLIED Group Short Term Management Incentive Plan for 1998.       83

  21       Subsidiaries of the Registrant                                    91

  23       Consent of Independent Auditors                                   92

  27       Financial Data Schedule                                           93