Form 10-Q
period 1998-03-31
ALLIED GROUP INC
filed 1998-05-01
CIK 774624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1998:

                       30,634,052 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 March 31,        December 31,
                                                                                   1998               1997
                                                                              --------------     --------------
                                                                                        (in thousands)
Assets

   Investments

     Fixed maturities at fair value (amortized cost
       $805,315 in 1998 and $791,945 in 1997)                                 $      830,624      $     818,216

     Equity securities at fair value
       (cost $71,432 in 1998 and $69,452 in 1997)                                     86,174             79,182

     Short-term investments at cost (note 2)                                          15,353             10,846
                                                                              --------------      -------------


       Total investments                                                             932,151            908,244


   Cash                                                                                4,899              2,168

   Accrued investment income                                                          12,032             11,634

   Indebtness from affiliates (note 2)                                                 1,425              3,035

   Accounts receivable                                                               100,340             91,596

   Current income taxes recoverable                                                      ---              3,005

   Reinsurance receivables for losses
     and loss adjusting expenses                                                      25,211             23,906

   Mortgage loans held for sale (note 3)                                              80,416             29,521

   Deferred policy acquisition costs                                                  52,740             50,695

   Prepaid reinsurance premiums                                                        4,465              8,866

   Mortgage servicing rights                                                          37,963             35,931

   Other assets                                                                       35,421             32,632
                                                                              --------------      -------------

         Total assets                                                         $    1,287,063      $   1,201,233
                                                                              ==============      =============
                                                          .




      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets




                                                                                March 31,          December 31,
                                                                                  1998                 1997
                                                                              --------------      -------------
                                                                                        (in thousands)
Liabilities

   Losses and loss adjusting expenses                                         $      382,641      $     378,026

   Unearned premiums                                                                 242,366            239,763

   Current income taxes payable                                                        2,041                ---

   Notes payable to nonaffiliates (note 3)                                           108,046             51,038

   Notes payable to affiliates (note 2)                                                9,260              5,900

   Guarantee of ESOP obligations                                                      22,380             22,380

   Deferred income taxes                                                               7,061              5,515

   Other liabilities                                                                  65,853             68,527
                                                                              --------------      -------------

       Total liabilities                                                             839,648            771,149
                                                                              --------------      -------------


Stockholders' equity

   Preferred stock, no par value, issuable in series, authorized 7,500 shares

      6-3/4% Series, 1,827 shares issued and outstanding                              37,812             37,812

   Common stock, no par value, $1 stated value, authorized 80,000 shares, issued and outstanding 30,574 shares in
     1998 and 30,532 shares in 1997                                                   30,574             30,532

   Additional paid-in capital                                                        113,311            112,490

   Retained earnings                                                                 257,382            244,079

   Accumulated other comprehensive income                                             25,912             23,314

   Unearned compensation related to ESOP                                             (17,576)           (18,143)
                                                                              --------------      -------------

       Total stockholders' equity                                                    447,415            430,084
                                                                              --------------      -------------

         Total liabilities and stockholders' equity                           $    1,287,063      $   1,201,233
                                                                              ==============      =============





      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             -----------------------------------
                                                                                   1998                1997
                                                                             ----------------    ---------------
                                                                            (in thousands, except per share data)
Revenues
   Earned premiums                                                           $        143,059    $       131,867
   Investment income                                                                   13,263             12,652
   Realized investment gains (losses)                                                      59                 (7)
   Income from affiliates (note 2)                                                      1,366              1,141
   Other income                                                                        15,978             13,092
                                                                             ----------------    ---------------

                                                                                      173,725            158,745
                                                                             ----------------    ---------------
Losses and expenses

   Losses and loss adjusting expenses                                                  95,243             87,891

   Amortization of deferred
     policy acquisition costs                                                          31,657             28,938

   Other underwriting expenses                                                          6,859              5,518

   Other expenses                                                                      14,423             13,426

   Interest expense                                                                       639                395
                                                                             ----------------    ---------------

                                                                                      148,821            136,168
                                                                             ----------------    ---------------
Income before income taxes
  and minority interest                                                                24,904             22,577
                                                                             ----------------    ---------------
Income taxes

   Current                                                                              6,769              7,614
   Deferred                                                                                95             (1,081)
                                                                             ----------------    ---------------

                                                                                        6,864              6,533
                                                                             ----------------    ---------------

Income before minority interest                                                        18,040             16,044

   Minority interest in net income
     of consolidated subsidiary                                                           117                102
                                                                             ----------------    ---------------
Net income                                                                             17,923             15,942

   Other comprehensive income (net of deferred taxes
     of $1,452 in 1998 and $3,934 in 1997)                                              2,598             (7,318)
                                                                             ----------------    ---------------

Comprehensive Income                                                         $         20,521    $         8,624
                                                                             ================    ===============

Net income applicable to common stock (note 5)                               $         17,044    $        15,063
                                                                             ================    ===============
Earnings per share (note 5)

   Basic                                                                     $           0.56    $          0.49
                                                                             ================    ===============

   Diluted                                                                   $           0.55    $          0.49
                                                                             ================    ===============

      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                             -----------------------------------
                                                                                   1998                1997
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Cash flows from operating activities
   Net income                                                                $         17,923    $        15,942
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Realized investment gains                                                           (59)                 7
      Depreciation and amortization                                                     2,795              2,449
      Indebtedness with affiliates                                                      1,610               (862)
      Accounts receivable, net                                                        (10,050)           (10,025)
      Accrued investment income                                                          (398)               123
      Deferred policy acquisition costs                                                (2,045)              (660)
      Mortgage loans held for sale, net                                                 3,094             (2,738)
      Other assets                                                                     (4,728)             2,927
      Losses and loss adjusting expenses                                                4,615              5,697
      Unearned premiums, net                                                            7,004              2,973
      Cost of ESOP shares allocated                                                       567                647
      Current income taxes                                                              5,046              5,935
      Deferred income taxes                                                                95             (1,081)
      Other, net                                                                       (5,676)            (3,193)
                                                                             ----------------    ---------------

          Net cash provided by operating activities                                    19,793             18,141
                                                                             ----------------    ---------------
Cash flows from investing activities
   Purchase of fixed maturities                                                       (24,880)           (29,641)
   Purchase of equity securities                                                       (7,315)           (14,901)
   Purchase of equipment                                                               (2,887)            (1,837)
   Sale of fixed maturities                                                               ---              5,069
   Maturities, calls, and principal reductions of fixed maturities                     14,567             24,895
   Sale of equity securities                                                            5,337                 52
   Short-term investments, net                                                         (4,507)              (689)
   Sale of equipment                                                                      ---                 35
                                                                             ----------------    ---------------

          Net cash used in investing activities                                       (19,685)           (17,017)
                                                                             ----------------    ---------------

Cash flows from financing activities
   Notes payable to nonaffiliates, net                                                  3,020              8,160
   Notes payable to affiliates, net                                                     3,360              3,150
   Issuance of common stock                                                               863                636
   Repurchase of common stock                                                             ---             (7,012)
   Dividends paid to stockholders, net of income tax benefit                           (4,620)            (4,087)
                                                                             ----------------    ---------------

          Net cash provided by financing activities                                     2,623                847
                                                                             ----------------    ---------------

Net  increase in cash                                                                   2,731              1,971
   Cash at beginning of year                                                            2,168              1,067
                                                                             ----------------    ---------------

   Cash at end of quarter                                                    $          4,899    $         3,038
                                                                             ================    ===============



      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements include the accounts of ALLIED Group, Inc. (the Company) and its subsidiaries. The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods. All such adjustments are of a normal and recurring nature. All significant intercompany balances and transactions have been eliminated. The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

At March 31, 1998, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 24.6% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.2% of the outstanding voting stock of the Company.

(2) Transactions with Affiliates

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. For the three months ended March 31, 1998 and 1997, the Company received revenues of $729,000 and $651,000 for employees leased to affiliates, respectively, which are included in income from affiliates.

Certain subsidiaries of the Company provide data processing and other services for ALLIED Mutual and its subsidiaries. Included in income from affiliates are revenues of $637,000 million and $490,000 relating to services performed for ALLIED Mutual and its subsidiaries for the first three months of 1998 and 1997, respectively.

The Company and its affiliates deposit their excess cash into a short-term investment fund. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly-owned subsidiary of ALLIED Mutual, is the fund administrator. At March 31, 1998, the Company and its subsidiaries had $13.5 million invested in the fund and had several short-term unsecured notes payable to the fund totaling $9.3 million. The interest rates on the borrowings ranged from 5.8% to 8.8%.

The Company had interest income from affiliates of $180,000 and $125,000 in the first three months of 1998 and 1997, respectively. Interest paid to affiliates was $168,000 and $74,000 in the first three months of 1998 and 1997, respectively.

(3) Reinsurance

Effective January 1, 1998, the Company's property-casualty subsidiaries entered into a property catastrophe reinsurance agreement with a nonaffiliated reinsurer. The agreement is an aggregate catastrophe excess of loss reinsurance program that covers the property-casualty segment's share of pooled losses up to $25 million in excess of $25 million in the aggregate for any one quarter or in excess of $60 million in the aggregate for any one year.

(4) Notes Payable to Nonaffiliates

At March 31, 1998, the mortgage banking subsidiary had borrowed $93 million under the terms of three separate mortgage loan warehousing agreements with different commercial banks. These notes payable are not guaranteed by the Company. Under the terms of the agreements, the subsidiary can borrow up to the lesser of $95 million or 98% of the mortgage credit borrowing base. The outstanding borrowings were secured by $80 million of pledged mortgage loans held for sale, mortgage servicing rights on loans with a principal balance of $3 billion, and foreclosure loans. Interest rates applicable to the mortgage loan warehousing agreements vary with the level of investable deposits maintained at the respective commercial banks.

The mortgage banking subsidiary also had $10.5 million of 8.4% senior secured notes outstanding as of March 31, 1998. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1.5 million each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provided a $5 million committed credit facility through a line of credit agreement with AMCO Insurance Company (AMCO) that expires February 26, 1999. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks, which was 5.9% at March 31, 1998. AMCO had an outstanding balance under this line of credit of $4.5 million at March 31, 1998. The borrowings were secured by United States Government securities with a carrying value of $16.3 million.

(5) Earnings per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 1998 and 1997:



                                          Basic earnings per share                       Diluted earnings per share
                               -------------------------------------------------    -----------------------------------
                                                                                                             Income
                                                                                                          available to
                                                                      Income            Dilutive             common
                                                                   available to        potential          stockholders
                                     Net          Preferred           common             common            and assumed
                                   income         dividends        stockholders          shares            conversion
                               -------------     ------------     --------------    ----------------     --------------
                                                         (in thousands, except per share data)

   March 31, 1998
     Income                    $      17,923     $       (879)    $       17,044    $            ---     $       17,044
     Weighted average
       shares outstanding             30,542              ---             30,542                 315             30,857
                                                                  --------------                         --------------
         Earnings per share                                       $         0.56                         $         0.55
                                                                  ==============                         ==============

   March 31, 1997
     Income                    $      15,942     $       (879)    $       15,063    $            ---     $       15,063
     Weighted average
       shares outstanding             30,540              ---             30,540                 273             30,813
                                                                  --------------                         --------------

         Earnings per share                                       $         0.49                         $         0.49
                                                                  ==============                         ==============



Options to purchase 265,500 shares of common stock at a weighted average price of $31.93 per share were outstanding at March 31, 1998, but not included in the computation of diluted earnings per share. The options were excluded because the exercise price was greater than the average market price per share for the first quarter of 1998.

(6) Segment Information

The Company has two reportable operating segments: property-casualty and excess & surplus lines. For the three months ended March 31, 1998 and 1997, the property-casualty and excess & surplus lines accounted for 85.6% and 5.8% of consolidated revenues, respectively. Included in all other are mortgage banking, data processing operations, and employee leasing services to affiliated companies. All segments operated exclusively in the United States. The following table presents a summary of the Company's operating segments for the three months ended March 31, 1998 and 1997:

                                                                                     Three months ended
                                                                                          March 31,
                                                                                ------------    ------------
                                                                                    1998            1997
                                                                                ------------    ------------
                                                                                       (in thousands)
   Revenues from nonaffiliates *
     Property-casualty                                                          $    148,355    $    135,595
     Surplus & excess lines                                                           10,130           9,615
     All other                                                                        13,874          12,394
                                                                                ------------    ------------
         Total                                                                  $    172,359    $    157,604
                                                                                ============    ============


   Revenues from affiliates
     Property-casualty                                                          $        319    $        243
     All other                                                                        30,537          26,842
     Intersegment eliminations                                                       (29,490)        (25,944)
                                                                                ------------    ------------
         Total                                                                  $      1,366    $      1,141
                                                                                ============    ============


   Income before income taxes and minority interest *
     Property-casualty                                                          $     22,281    $     21,041
     Surplus & excess lines                                                            2,445           2,065
     All other                                                                           178            (529)
                                                                                ------------    ------------
         Total                                                                  $     24,904    $     22,577
                                                                                ============    ============



                                                                                  March 31,     December 31,
                                                                                     1998           1997
                                                                                ------------    ------------
   Segment assets
     Property-casualty                                                          $  1,041,277    $  1,012,926
     Surplus & excess lines                                                          142,807         141,814
     All other                                                                       634,881         560,270
     Intersegment eliminations                                                      (531,902)       (513,777)
                                                                                ------------    ------------
         Total                                                                  $  1,287,063    $  1,201,233
                                                                                ============    ============


* includes realized investment gains or losses.

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

Overview

The following analysis of the consolidated results of operations and financial condition of ALLIED Group, Inc. (the Company) should be read in conjunction with the Interim Consolidated Financial Statements and related footnotes included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 . The Company, a regional insurance holding company, and its subsidiaries operate exclusively in the United States and primarily in the central and western states. The largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. The property-casualty insurance segment accounted for 85.6% of consolidated revenues for each of the three months ended March 31, 1998 and 1997.

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

Results of Operations

Consolidated revenues for the first three months of 1998 were $173.7 million, up 9.4% over the $158.7 million reported for the same period of 1997. The increase occurred primarily because of the growth in earned premiums for the three months ended March 31, 1998.

Income before income taxes and minority interest for the first three months of 1998 was up 10.3% to $24.9 million from $22.6 million for the same period in 1997. The increase was due to higher revenues, that outpaced the increase in expenses for the three months ending March 31, 1998.

The Company's year-to-date effective income tax rate was 27.6% and 28.9% at March 31, 1998 and 1997, respectively. The decrease is due to the tax benefit attributed to the larger percentage of investment income generated from tax-exempt securities and equity securities. The income tax expense for the first three months of 1998 rose slightly on higher operating income up to $6.9 million from $6.5 million for the same period in 1997.

Net income was up 12.4% to $17.9 million, bringing diluted earnings per share to $0.55 for the three months ended March 31, 1998, from $15.9 million ($0.49 per share) for the corresponding period in 1997. Diluted earnings per share before realized investment gains and losses were $0.55 for the first three months of 1998 compared with $0.49 for the same period of 1997.

Book value per share at March 31, 1998 increased to $13.97 compared to $13.44 at December 31, 1997. Growth in the book value per share was primarily the result of higher net income for the first three months of 1998. The fair value of investments in fixed maturities was $25.3 million above cost at March 31, 1998 compared to $26.3 million above cost at December 31, 1997. If the investments in fixed maturities were reported at amortized cost, the book value would have been $13.43 at March 31, 1998 compared to $12.88 at December 31, 1997.

   Investments and Investment Income

The investment policy for the Company's insurance segments require that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stocks are to be comprised primarily of issues rated at least A3/A- by Standard and Poor's Corporation or Moody's. The Company's investment portfolio consisted primarily of fixed income securities and equity securities; 89.1% and 9.2%, respectively. The ratings on 99.6% of the fixed income securities at March 31, 1998 were investment grade or higher. The investment portfolio contained no real estate or mortgage loans at March 31, 1998.

Invested assets were up 2.6% to $932.2 million from $908.2 million at year-end 1997. Three-month consolidated investment income increased 4.8% to $13.3 million from $12.7 million through March 31, 1997. The increase was due to a larger average balance of invested assets. The Company's pretax rate of return on invested assets was down to 5.8% from last year's 6.0%. The pretax yield was down as a result of the low interest rate environment and due to a higher proportional share of investment income from tax-exempt securities.

   Property-casualty

Net written premiums for the pool (including ALLIED Mutual) totaled $216.4 million, an 8.5% increase over production in the first quarter months of 1997. Growth was constrained by commercial lines that grew 3.3%, reflecting the highly competitive environment in which the commercial lines are operating. The average premium per policy for personal lines was up 3.2% from the first three months of 1997 to $623 while the policy count grew 6.2%. The average premium per policy for commercial lines excluding crop-hail increased 2.7% from the first three months of 1997 to $1,158 and the policy count was up 2.5%. Earned premiums for the property-casualty segment were 69.6% personal lines and 30.4% commercial lines in the first three months of 1998. The business mix for the first quarter of 1997 was 67.9% personal lines and 32.1% commercial lines.

Revenues for the property-casualty segment increased 9.2% to $148.4 million from $135.8 million for the three months ended March 31, 1998 and 1997, respectively. Direct earned premiums for the segment were $151.1 million for the first three months of 1998 compared with $135.2 million one year earlier. Earned premiums increased 8.7% for the first three months of 1998 to $134.7 million from $123.9 million. The increase resulted from growth in insurance exposure and increase in average premium per policy.

Investment income for the first three months of 1998 was $11.5 million compared to $10.9 million for the same period in 1997. The increase was the result of a larger average balance in invested assets. The pretax yield on invested assets was 5.8% and 6.1% for the three months ended March 31, 1998 and 1997, respectively. The segment had realized investment gains of $57,000 in the first three months of 1998 compared with realized losses of $6,000 in the same period of 1997. Other income for the first three months of 1998 and 1997 was $2.1 million and $1 million, respectively.

Income before income taxes increased 5.9% to $22.3 million from $21 million in the first quarter of 1997. Growth was slowed by higher wind and hail losses and an increase in underwriting expenses. Wind and hail losses for the first three months of 1998 were up to $5.9 million compared to $2.7 million for the same period in 1997.

The statutory combined ratio (after policyholder dividends) for the first three months of 1998 was 94.1 compared to 92.5 reported in the first three months of 1997. The higher combined ratio was a result of the 1.7-point increase in the three month underwriting expense ratio. The ratio was unfavorably impacted by higher than expected contingency commissions for 1997, one-time costs associated with setting up the new Central States Office, and legal expenses. The loss and loss adjusting expense ratio also increased slightly (0.1-point). The impact of wind and hail losses on the combined ratio was 4.4 points and 2.2 points for the three months ended March 31, 1998 and 1997, respectively. The generally accepted accounting principles (GAAP) underwriting gain was $8.6 million compared with a gain of $9.1 million for the first three months of 1997. On a diluted basis, the impact of wind and hail losses on the results of operations was $0.12 per share versus $0.06 per share in the first three months of 1997.

The following table presents the property-casualty's statutory combined ratio by line of business for the three and nine months ended March 31, 1998 and 1997:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    -------------------
                                                                                     1998         1997
                                                                                    ------       ------
         Personal automobile                                                          94.8         95.4
         Homeowners                                                                   94.4         90.1

           Personal lines                                                             94.6         93.9

         Commercial automobile                                                       101.9        105.3
         Workers' compensation                                                        98.9         85.8
         Other property/liability                                                     90.1         87.1
         Other lines                                                                  70.1         61.3

           Commercial lines                                                           92.7         89.4

              Total                                                                   94.1         92.5

The personal auto statutory combined ratio improved to 94.8 for the first quarter of 1998 from 95.4 for the same period in 1997. The improvement was largely due to a 1.8-point decrease in the loss and loss adjusting expense ratio; the underwriting expense ratio deteriorated 1.2-points. The impact of wind and hail losses on the combined ratio for personal auto was down to 0.4 from 0.7 for the first quarter of 1997. The statutory combined ratio for the homeowners line was 94.4 for the first three months of 1998 compared with 90.1 for the same period of 1997. The deterioration was primarily due to a 3.3-point increase in the loss and loss adjusting expense ratio; the underwriting expense ratio also increased 1 point. The impact of higher wind and hail losses on the combined ratio for the homeowners line increased to 14.4-points from 5.7-points for the first three months of 1997. Overall, the personal lines statutory combined ratio increased to 94.6 in the first three months of 1998 from 93.9 in the same period of 1997. The statutory combined ratio for commercial lines increased to 92.7 in the first three months of 1998 from 89.4 for the first three months of 1997. The deterioration of personal and commercial lines combined ratio was primarily attributable to higher underwriting expenses in the first quarter of 1998.

     Excess & Surplus Lines

Earned premiums increased to $8.4 million for the first three months of 1998 from $7.9 million for the same period in 1997. Net written premiums increased to $11.8 million for the three months ended March 31, 1998 from $7.9 million in the same period of 1997. The increase is due to a change in reinsurance, effective January 1, 1998, from the ceding of premiums on an unearned basis to an earned basis. On January 1, 1998, the segment had $4.5 million of prepaid reinsurance premiums that were retro-ceded back. For the three month period ended March 31, 1998, the segment's book of business was comprised of 3.9% personal lines and 96.1% commercial lines. The business mix for the first three months of 1997 was 2.7% personal lines and 97.3% commercial lines.

Investment income for the first three months of 1998 increased 3.1% to $1.7 million from the same period in 1997. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was 6% in the first quarter of 1998 compared to 6.3% for the same period in 1997. Invested assets increased 3.4% to $117.4 million at March 31, 1998 from $113.5 million at year-end 1997.

The statutory combined ratio (after policyholder dividends) was 94.3, which produced a GAAP underwriting gain of $722,000 million for the first quarter of 1998. The combined ratio for the first three months of 1997 was 95.0 which resulted in a GAAP underwriting gain of $396,000. The combined ratio improved primarily because of a 2.8-point improvement in the loss and loss adjusting expense ratio in the first three months of 1998, due to the growth in earned premiums that outpaced losses and loss adjusting expenses. The underwriting expense ratio deteriorated 2.1-points in the first three months of 1998 over the same period in 1997. The deterioration was due to an increase in commission expense as a result of the commission provision on the premiums retro-ceded back to the segment.

Income before income taxes for the three months ended March 31, 1998 increased to $2.4 million from $2.1 million. The segment had no realized gains or losses for the first three months of 1998 and had realized losses of $2,000 in the same period of 1997.

     Noninsurance Operations

Revenues for the noninsurance operations (including mortgage banking, data processing operations, and employee leasing to affiliates) after eliminations increased 12.3% to $14.9 million for the first three months of 1998 from $13.3 million for the same period last year. The increase was primarily due to a $2.2 million increase in data processing revenues from outside consulting fees.

Income before income taxes was $178,000 for the first three months of 1998 compared to a loss before taxes of $529,000 for the same period in 1997. The increase was due to revenue growth that outpaced the increase in operating expenses in 1998. The mortgage banking servicing portfolio at March 31, 1998 increased slightly to $3 billion from $2.9 billion at year-end 1997.

New Accounting Pronouncement

In February of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for years beginning after December 31, 1997. SFAS 132 revises the disclosure requirements but does not change the measurement or recognition of those plans. SFAS 132 superseded SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS 132 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

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

In the first three months of 1998 and 1997, operating activities generated cash flows of $19.8 million and $18.1 million, respectively. For both quarters, the primary source of funds was premium growth in the Company's property-casualty insurance operations. The funds were used primarily to purchase fixed income and equity securities. In the first quarter of 1997, funds were also used to repurchase the Company's common stock.

Operating cash flows were also used to pay $4.9 million of dividends to stockholders in the first three months of 1998. For the same period in 1997, the Company paid dividends of $4.3 million to stockholders. Dividend payments to common stockholders totaled $4 million for the three months ended March 31, 1998, up from $3.5 million for the same period in 1997. The increase in dividends to common stock shareholders is due to a greater number of common shares outstanding and from a higher dividend per share, 14.7% increase from March 31, 1997. In the first three months of 1998 and 1997, the Company paid dividends of $879,000 on the 6-3/4% Series preferred stock.

The Company relies primarily on dividend payments from its property-casualty subsidiaries to pay preferred and common stock dividends to stockholders. During the first three months of 1998, the Company received dividend payments of $4.2 million from the property-casualty subsidiaries and $19,000 from noninsurance subsidiaries. During the same period of 1997, the Company received dividend payments of $4.1 million from the property-casualty subsidiaries and $19,000 from noninsurance subsidiaries.

During the first three months of 1997, the Company canceled 295,800 shares of its common stock purchased on the open market at an average price per share of $23.71. The first 85,500 shares were repurchased under a program approved by the Board of Directors (Board) on July 16, 1996 and completed on March 13, 1997. An additional 210,300 shares were repurchased under a program approved by the Board on March 4, 1997, whereby an additional 375,000 shares of common stock were authorized to be repurchased pursuant to SEC Rule 10b-18.

The mortgage banking subsidiary has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used to finance its mortgage loans held for sale and to purchase mortgage servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At March 31, 1998, short-term borrowings amounted to $93 million to be repaid through the subsequent sale of mortgage loans held for sale and long-term borrowings amounted to $10.5 million to be repaid over the next seven years. These notes payable are not guaranteed by the Company. In the normal course of its business, the subsidiary also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of March 31, 1998, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

     Contingencies

California has been the source of approximately 25% of the pool's direct written premiums for the past ten years. Proposition 103, approved by California voters in 1988, provides for a rollback of rates on premiums collected in calendar year 1989 to the extent that the insurer's return on equity for each Proposition 103 line of business exceeded 10%. The rollback liability, if any, has not been determined. Management of the Company continues to believe that the insurance subsidiaries will not be liable for any material rollback of premiums.

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

                                     PART II


Item 6.   Exhibits and Reports on Form 8-K


      (a) 10.64  Third  Amendment to Consulting Agreement between John E. Evans,
                 ALLIED Group, Inc., ALLIED Mutual Insurance Company, and ALLIED Life Financial Corporation, dated March 24, 1998

          27      Financial Data Schedule


      (b) The Company filed two reports on Form 8-K during the first quarter ended March 31, 1998.

                        Items               Financial               Date
                      Reported              Statements              Filed
                      --------              ----------              -----
                  Item 5 -- Other               None            January 05, 1998

                  Item 5 -- Other               None            January 15, 1998




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ALLIED Group, Inc.
                                                      (Registrant)


Date:  May 1, 1998                      /s/    Jamie H. Shaffer
                                        ----------------------------------------
                                        Jamie H. Shaffer, Senior Vice President,
                                         Chief Financial Officer, and Treasurer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER            ITEM                                                      PAGE

10.64             Third Amendment to Consulting Agreement between
                  John E. Evans, ALLIED Group, Inc., ALLIED Mutual
                  Insurance Company, and ALLIED Life Financial
                  Corporation, dated March 24, 1998                          16

27                Financial Data Schedule                                    17