Form 10-Q
period 1998-06-30
ALLIED GROUP INC
filed 1998-08-12
CIK 774624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998:

                       30,145,585 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 June 30,          December 31,
                                                                                   1998               1997
                                                                              --------------      -------------
                                                                                        (in thousands)
Assets

   Investments

     Fixed maturities at fair value (amortized cost
      $806,644 in 1998 and $791,945 in 1997)                                  $      829,586      $     818,216

     Equity securities at fair value (cost
      $72,094 in 1998 and $69,452 in 1997)                                            88,363             79,182

     Short-term investments at cost (note 2)                                           8,784             10,846
                                                                              --------------      -------------

       Total investments                                                             926,733            908,244


   Cash                                                                                5,201              2,168

   Accrued investment income                                                          11,697             11,634

   Indebtness from affiliates (note 2)                                                 2,554              3,035

   Accounts receivable                                                               105,184             91,596

   Current income taxes recoverable                                                    3,535              3,005

   Reinsurance receivables for
    losses and loss adjusting expenses                                                35,842             23,906

   Mortgage loans held for sale (note 4)                                              71,953             29,521

   Deferred policy acquisition costs                                                  54,937             50,695

   Prepaid reinsurance premiums                                                        4,642              8,866

   Mortgage servicing rights                                                          40,701             35,931

   Other assets                                                                       36,658             32,632
                                                                              --------------      -------------

         Total assets                                                         $    1,299,637      $   1,201,233
                                                                              ==============      =============









      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                                 June 30,         December 31,
                                                                                   1998               1997
                                                                              --------------      -------------
                                                                                        (in thousands)
Liabilities

   Losses and loss adjusting expenses (note 3)                                $      396,938      $     378,026

   Unearned premiums                                                                 252,551            239,763

   Notes payable to nonaffiliates (note 4)                                            99,939             51,038

   Notes payable to affiliates (note 2)                                                7,250              5,900

   Guarantee of ESOP obligations                                                      20,530             22,380

   Deferred income taxes                                                               5,979              5,515

   Other liabilities                                                                  74,785             68,527
                                                                              --------------      -------------

       Total liabilities                                                             857,972            771,149
                                                                              --------------      -------------


Stockholders' equity

   Preferred stock, no par value, issuable
     in series, authorized 7,500 shares

      6-3/4% Series, 1,827 shares issued and outstanding                              37,812             37,812

   Common stock, no par value, $1 stated value, authorized
     80,000 shares, issued and outstanding 30,119 shares
     in 1998 and 30,532 shares in 1997                                                30,119             30,532

   Additional paid-in capital                                                        101,754            112,490

   Retained earnings                                                                 263,631            244,079

   Accumulated other comprehensive income                                             25,357             23,314

   Unearned compensation related to ESOP                                             (17,008)           (18,143)
                                                                              --------------      -------------

       Total stockholders' equity                                                    441,665            430,084
                                                                              --------------      -------------

         Total liabilities and stockholders' equity                           $    1,299,637      $   1,201,233
                                                                              ==============      =============







      See accompanying Notes to Interim Consolidated Financial Statements.

                                       4
                       ALLIED Group, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income

                                                           Three Months ended             Six Months Ended
                                                                June 30,                      June 30,
                                                       --------------------------    --------------------------
                                                           1998           1997           1998           1997
                                                       -----------    -----------    -----------    -----------
                                                                (in thousands, except per share data)
Revenues
   Earned premiums                                     $   147,541    $   135,876    $   290,600    $   267,743

   Investment income                                        13,606         12,874         26,869         25,526

   Realized investment gains                                   269              7            328            ---

   Income from affiliates (note 2)                           1,278            876          2,644          2,017

   Other income                                             16,584         14,074         32,562         27,165
                                                       -----------    -----------    -----------    -----------

                                                           179,278        163,707        353,003        322,451
                                                       -----------    -----------    -----------    -----------
Losses and expenses
   Losses and loss adjusting expenses (note 3)             111,564         94,798        206,807        182,689

   Amortization of deferred
     policy acquisition costs                               32,630         29,769         64,287         58,707

   Other underwriting expenses                               2,464          4,364          9,323          9,882

   Other expenses (note 5)                                  16,716         12,522         31,139         25,948

   Interest expense                                            434            368          1,073            763
                                                       -----------    -----------    -----------    -----------

                                                           163,808        141,821        312,629        277,989
                                                       -----------    -----------    -----------    -----------
Income before income taxes
  and minority interest                                     15,470         21,886         40,374         44,462
                                                       -----------    -----------    -----------    -----------
Income taxes
   Current                                                   5,297          6,995         12,066         14,609
   Deferred                                                   (797)          (890)          (702)        (1,971)
                                                       -----------    -----------    -----------    -----------

                                                             4,500          6,105         11,364         12,638
                                                       -----------    -----------    -----------    -----------

Income before minority interest                             10,970         15,781         29,010         31,824

   Minority interest in net income
     of consolidated subsidiary                                144            125            261            227
                                                       -----------    -----------    -----------    -----------

Net income                                                  10,826         15,656         28,749         31,597

   Other comprehensive income (losses) [net
     of income taxes]                                         (555)         8,825          2,043          1,507
                                                       -----------    -----------    -----------    -----------

Comprehensive Income                                   $    10,271    $    24,481    $    30,792    $    33,104
                                                       ===========    ===========    ===========    ===========

Net income applicable to common stock (note 6)         $     9,947    $    14,777    $    26,991    $    29,840
                                                       ===========    ===========    ===========    ===========
Earnings per share (note 6)

   Basic                                               $      0.33    $      0.49    $      0.89    $      0.98
                                                       ===========    ===========    ===========    ===========

   Diluted                                             $      0.32    $      0.48    $      0.88    $      0.97
                                                       ===========    ===========    ===========    ===========

      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                             -----------------------------------
                                                                                   1998               1997
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Cash flows from operating activities
   Net income                                                                $         28,749    $        31,597
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Realized investment gains                                                          (328)               ---
      Depreciation and amortization                                                     6,093              4,829
      Indebtedness with affiliates                                                        481             (3,884)
      Accounts receivable, net                                                        (25,525)           (19,695)
      Accrued investment income                                                           (63)               185
      Deferred policy acquisition costs                                                (4,242)            (2,573)
      Mortgage loans held for sale, net                                                 2,969                (27)
      Other assets                                                                     (5,217)             2,542
      Losses and loss adjusting expenses                                               18,912             14,253
      Unearned premiums, net                                                           17,012             11,912
      Cost of ESOP shares allocated                                                     1,135              1,294
      Current income taxes                                                               (530)              (627)
      Deferred income taxes                                                              (702)            (1,971)
      Other, net                                                                         (103)               418
                                                                             ----------------    ---------------

          Net cash provided by operating activities                                    38,641             38,253
                                                                             ----------------    ---------------

Cash flows from investing activities
   Purchase of fixed maturities                                                       (81,743)           (62,579)
   Purchase of equity securities                                                      (11,889)           (24,353)
   Purchase of equipment                                                               (5,191)            (4,241)
   Sale of fixed maturities                                                            24,911             18,660
   Maturities, calls, and principal reductions of fixed maturities                     42,070             38,858
   Sale of equity securities                                                            9,377                185
   Short-term investments, net                                                          2,062               (491)
   Sale of equipment                                                                      290                278
                                                                             ----------------    ---------------

          Net cash used in investing activities                                       (20,113)           (33,683)
                                                                             ----------------    ---------------

Cash flows from financing activities
   Notes payable to nonaffiliates, net                                                  3,500              6,560
   Notes payable to affiliates, net                                                     1,350              1,300
   Issuance of common stock                                                             3,749              3,648
   Repurchase of common stock                                                         (14,898)            (7,354)
   Dividends paid to stockholders, net of income tax benefit                           (9,196)            (8,214)
                                                                             ----------------    ---------------

          Net cash used in financing activities                                       (15,495)            (4,060)
                                                                             ----------------    ---------------

Net increase in cash                                                                    3,033                510
   Cash at beginning of year                                                            2,168              1,067
                                                                             ----------------    ---------------

   Cash at end of quarter                                                    $          5,201    $         1,577
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

At June 30, 1998, The ALLIED Group Employee Stock Ownership Trust (ESOP Trust) owned 24.6% and ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company, controlled 18.4% of the outstanding voting stock of the Company.

(2) Transactions with Affiliates

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to ALLIED Mutual and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. For the six months ended June 30, 1998 and 1997, the Company received revenues of $1.5 million and $1.3 million for employees leased to affiliates, respectively, which are included in income from affiliates.

Certain subsidiaries of the Company provide data processing and other services for ALLIED Mutual and its subsidiaries. Included in income from affiliates are revenues of $1.2 million and $741,000 relating to services performed for ALLIED Mutual and its subsidiaries for the first six months of 1998 and 1997, respectively.

The Company and its affiliates deposit their excess cash into a short-term investment fund. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly-owned subsidiary of ALLIED Mutual, is the fund administrator. At June 30, 1998, the Company and its subsidiaries had $5.5 million invested in the fund and had one short-term unsecured note payable to the fund totaling $7.3 million. The interest rate on the borrowing was 8.8%.

The Company and its subsidiaries had interest income from affiliates of $381,000 and $246,000 in the first six months of 1998 and 1997, respectively. Interest paid to affiliates was $320,000 and $172,000 in the first six months of 1998 and 1997, respectively.

(3) Reinsurance

The Company's property-casualty subsidiaries purchase property catastrophe reinsurance from a large number of reinsurers each of which provides a relatively small percentage of the total cover. For 1998, the pool liability of the cover is 90% of $120 million with a retention of $11 million. A reinstatement agreement exists allowing purchases of reinsurance for an additional catastrophe occurring in the same year. In the second quarter of 1998, the property-casualty segment exceeded the retention level and recovered $7 million under the property catastrophe reinsurance. Additional reinsurance was purchased in the second quarter under the reinstatement agreement.

Effective January 1, 1998, the Company's property-casualty subsidiaries and ALLIED Mutual entered into a property catastrophe reinsurance agreement with a nonaffiliated reinsurer. The agreement is an aggregate catastrophe excess of loss reinsurance program that covers the property-casualty segment's share of pooled losses up to $25 million in excess of $25 million in the aggregate for any one quarter or in excess of $60 million in the aggregate for any one year. In the second quarter of 1998, the property-casualty segment received the maximum recovery of $16 million under the excess of loss reinsurance program.

(4) Notes Payable to Nonaffiliates

At June 30, 1998, the mortgage banking subsidiary had borrowed $84.4 million under the terms of three separate mortgage loan warehousing agreements with different commercial banks. These notes payable are not guaranteed by the Company. Under the terms of the agreements, the subsidiary can borrow up to the lesser of $95 million or 98% of the mortgage credit borrowing base. The outstanding borrowings were secured by $72 million of pledged mortgage loans held for sale, mortgage servicing rights on loans with a principal balance of $3 billion, and foreclosure loans. Interest rates applicable to the mortgage loan warehousing agreements vary with the level of investable deposits maintained at the respective commercial banks.

The mortgage banking subsidiary also had $10.5 million of 8.4% senior secured notes outstanding as of June 30, 1998. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1.5 million each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $5 million committed credit facility through a line of credit agreement with AMCO Insurance Company (AMCO) that expires February 26, 1999. Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks, which was 6.4% at June 30, 1998. The Company had an outstanding balance under this line of credit of $5 million at June 30, 1998. The borrowings were secured by United States Government securities with a carrying value of $16.3 million.

(5)  Merger Agreement with Nationwide

On June 3, 1998, the Company entered into a Merger Agreement with Nationwide Mutual Insurance Company that provides for the acquisition of all of the outstanding common stock of the Company pursuant to a tender offer price of $48.25 in cash per share. For the six months ended June 30, 1998, the Company incurred $2.6 million in expenses associated with the merger, which are included in Other expenses.

(6) Earnings per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 1998 and 1997:

                                                       Three months ended                  Six months ended
                                                            June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                     1998              1997             1998              1997
                                                 -------------    --------------    -------------    --------------
                                                               (in thousands, except per share data)
   Numerator
     Net income                                  $      10,826    $       15,656    $      28,749    $       31,597
     Preferred stock dividends                            (879)             (879)          (1,758)           (1,757)
                                                 -------------    --------------    -------------    --------------

       Net income applicable to common stock     $       9,947    $       14,777    $      26,991    $       29,840
                                                 =============    ==============    =============    ==============

   Denominator (weighted average shares)
     Basic shares outstanding                           30,328            30,412           30,434            30,476
     Dilutive potential common shares                      360               309              338               291
                                                 -------------    --------------    -------------    --------------
     Diluted shares outstanding                         30,688            30,721           30,772            30,767
                                                 =============    ==============    =============    ==============

   Basic earnings per share                      $        0.33    $         0.49    $        0.89    $         0.98
                                                 =============    ==============    =============    ==============

   Diluted earnings per share                    $        0.32    $         0.48    $        0.88    $         0.97
                                                 =============    ==============    =============    ==============

All outstanding options were included in the dilutive computation per share. The exercise prices on the outstanding options were less than the average market price per share for the three and six months ended June 30, 1998.

(7) Segment Information

The Company has two reportable operating segments: property-casualty and excess & surplus lines. For the six months ended June 30, 1998 and 1997, the property-casualty and excess & surplus lines accounted for 85.4% and 5.8% of consolidated revenues, respectively. Included in all other are mortgage banking, data processing operations, and employee leasing services to affiliated companies. All segments operated exclusively in the United States. The following table presents a summary of the Company's operating segments for the six months ended June 30, 1998 and 1997:


                                                          Revenues
                               ----------------------------------------------------------------    Income before
                                 Revenues         Revenues         Realized                        income taxes
                                   from             from          investment          Total        and minority
                               nonaffiliates     affiliates     gains (losses)       revenues       interest *
                               -------------    ------------    --------------    -------------    -------------
                                                                  (in thousands)
     Six months ended
       June 30, 1998

     Property-casualty         $     300,713    $        598    $          312    $     301,623    $      36,863
     Excess & surplus lines           20,402             ---                12           20,414            4,756
     All other                        28,916          61,876                 4           90,796           (1,245)
     Eliminations                        ---         (59,830)              ---          (59,830)             ---
                               -------------    ------------    --------------    -------------    -------------

       Total                   $     350,031    $      2,644    $          328    $     353,003    $      40,374
                               =============    ============    ==============    =============    =============


     Six months ended
       June 30, 1997

     Property-casualty         $     275,344    $        494    $           (2)   $     275,836    $      39,542
     Excess & surplus lines           19,726             ---                (2)          19,724            4,740
     All other                        25,364          53,940                 4           79,308              180
     Eliminations                        ---         (52,417)              ---          (52,417)             ---
                               -------------    ------------    --------------    -------------    -------------

       Total                   $     320,434    $      2,017    $          ---    $     322,451    $      44,462
                               =============    ============    ==============    =============    =============

                                                                           Assets
                                                       --------------------------------------------
                                                           June 30,                  December 31,
                                                             1998                        1997
                                                       ----------------             ---------------
     Property-casualty                                 $      1,070,790             $     1,012,926
     Excess & surplus lines                                     149,172                     141,814
     All other                                                  631,379                     560,270
     Eliminations                                              (551,704)                   (513,777)
                                                       ----------------             ---------------

       Total                                           $      1,299,637             $     1,201,233
                                                       ================             ===============


* includes realized investment gains or losses.

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements are related to the plans and objectives of management for the future operations, economic performance, or projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the following discussion and elsewhere in this report, statements containing words such as expect, anticipate, believe, estimates, goal, objective, or similar words are intended to identify forward-looking statements. ALLIED Group, Inc. (the Company) undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include but are not limited to the following: (1) risks and uncertainties relating to the pending tender offer by Nationwide Mutual Insurance Company (Nationwide) for shares of the Company's common stock and the pending merger of a subsidiary of Nationwide into and with the Company, including the risks that the tender offer and merger are not consummated; (2) heightened competition, particularly intensified price competition; (3) adverse state and federal legislation and regulations; (4) changes in interest rates causing a reduction of investment income; (5) general economic and business conditions which are less favorable than expected; (6) unanticipated changes in industry trends; (7) adequacy of loss reserves; (8) catastrophic events or the occurrence of a significant number of storms and wind and hail losses; and (9) other risks detailed herein and from time to time in the Company's other reports.

Overview

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Interim Consolidated Financial Statements and related footnotes included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company, a regional insurance holding company, and its subsidiaries operate exclusively in the United States and primarily in the central and western states. The largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. The property-casualty insurance segment accounted for 85.4% and 85.5% of consolidated revenues for each of the six months ended June 30, 1998 and 1997, respectively.

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

Proposed Merger with Nationwide Mutual Insurance Company

On May 18, 1998, Nationwide Mutual Insurance Company (Nationwide) commenced an unsolicited cash tender offer of $47.00 per share for all of the outstanding common stock of the Company. On June 3, 1998, the Company entered into a Merger Agreement with Nationwide that provides for the acquisition of all of the outstanding stock of the Company by Nationwide pursuant to a revised tender offer price of $48.25 in cash per share (the "Offer") to be followed by the merger of an acquisition subsidiary of Nationwide with and into the Company, in which shareholders (other than Nationwide, its acquisition subsidiary and shareholders validly exercising dissenters' rights of appraisal) would receive $48.25 in cash per share (the "Merger"). The Board of Directors (Board) unanimously approved the Offer and determined that the terms of the Offer and the Merger are fair to and in the best interests of the Company's stockholders. The Board unanimously recommended that the Company's stockholders accept the Offer and tender their shares.

Nationwide's obligations to consummate the Offer and the Merger and to purchase and pay for the shares are subject to a number of conditions, including, without limitation, the condition that all insurance regulatory approvals necessary for Nationwide's acquisition of control of the Company and its insurance subsidiaries are obtained on terms and conditions reasonably satisfactory to Nationwide.

Results of Operations

Consolidated revenues for the first six months of 1998 were $353 million, up 9.5% over the $322.5 million reported for the same period of 1997. For the second quarter only, consolidated revenues increased 9.5% to $179.3 million over the same period in 1997. The increase occurred primarily because of the growth in earned premiums for the six and three months ended June 30, 1998.

Income before income taxes and minority interest for the first six months of 1998 was down 9.2% to $40.4 million from $44.5 million for the same period in 1997. For the three months ended June 30, 1998, income before income taxes and minority interest was down 29.3% from the same period in 1997. The decrease was due to higher wind and hail losses experienced in the second quarter and from increased expenses associated with the Nationwide merger agreement. For a further discussion on the Nationwide merger agreement see Liquidity and Capital Resources --Costs Associated with the Merger. Wind and hail losses increased 109% to $32.6 million for the six months ended June 30, 1998 compared to $15.6 million for the same period in 1997.

The Company's year-to-date effective income tax rate was 28.1% and 28.4% at June 30, 1998 and 1997, respectively. The decrease is due to lower operating income and to the tax benefit attributed to the larger percentage of investment income generated from tax-exempt securities and equity securities. The income tax expense for the first six months of 1998 decreased slightly to $11.4 million from $12.6 million for the same period in 1997.

Net income was down 9% to $28.7 million, bringing diluted earnings per share to $0.88 for the six months ended June 30, 1998, from $31.6 million ($0.97 per share) for the corresponding period in 1997. Diluted earnings per share before realized investment gains and losses were $0.87 for the first six months of 1998 compared with $0.97 for the same period of 1997. For the three months ended June 30, 1998 and 1997, diluted earnings per share before realized gains were $0.32 and $0.48, respectively. The impact of the wind and hail losses on diluted earnings per share was $0.69 and $0.33 for the six months ended June 30, 1998 and 1997, respectively. For the second quarter of 1998 and 1997 the impact per share was $0.57 and $0.27, respectively.

Book value per share at June 30, 1998 increased to $13.97 compared to $13.44 at December 31, 1997 and remained unchanged when compared to the book value per share on March 31, 1998. Growth in the book value per share was slowed by higher dividends paid to common stockholders, by the stock repurchase program authorized on May 5, 1998, and from lower net income in the first half of 1998. The fair value of investments in fixed maturities was $22.9 million above cost at June 30, 1998 compared to $26.3 million above cost at December 31, 1997. If the investments in fixed maturities were reported at amortized cost, the book value would have been $13.48 at June 30, 1998 compared to $12.88 at December 31, 1997.

   Investments and Investment Income

The investment policy for the Company's insurance segments require that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stocks are to be comprised primarily of issues rated at least A3/A- by Standard and Poor's Corporation or Moody's. The Company's investment portfolio consisted primarily of fixed income securities and equity securities; 89.5% and 9.5%, respectively. The ratings on 99.3% of the fixed income securities at June 30, 1998 were investment grade or higher. The investment portfolio contained no real estate or mortgage loans at June 30, 1998.

Invested assets were up 2% to $926.7 million from $908.2 million at year-end 1997. Six-month consolidated investment income increased 5.3% to $26.9 million from $25.5 million through June 30, 1997. Investment income for the quarter ended June 30, 1998, was up 5.7% to $13.6 million over the second quarter of 1997. The increase was due to a larger average balance of invested assets. The Company's pretax rate of return on invested assets was down to 5.8% from last year's 6.0%. The pretax yield was down as a result of the low interest rate environment and a higher proportional share of investment income from tax-exempt securities.

                                       11
   Property-casualty

Net written premiums for the pool (including ALLIED Mutual) totaled $448.6 million, an 8.9% increase over production in the first six months of 1997. Growth was constrained by commercial lines that grew 3.3%, reflecting the highly competitive environment in which the commercial lines are operating. The average premium per policy for personal lines was up 3.4% from the first six months of 1997 to $631 while the policy count grew 5.8%. The average premium per policy for commercial lines excluding crop-hail increased slightly from the first six months of 1997 to $1,155 and the policy count was up 2.1%. Earned premiums for the property-casualty segment were 69.2% personal lines and 30.8% commercial lines in the first six months of 1998. The business mix for the first six months of 1997 was 67.8% personal lines and 32.2% commercial lines.

Revenues for the property-casualty segment increased 9.3% to $301.6 million from $275.8 million for the six months ended June 30, 1998 and 1997, respectively. Revenues for the quarter ended June 30, 1998, increased 9.5% to $153.3 million. Direct earned premiums for the segment were $307.1 million for the first half of 1998 compared with $275.6 million one year earlier. Earned premiums increased 8.9% for the first six months of 1998 to $273.7 million from $251.4 million; for the second quarter only, earned premiums increase 9.1% to $139.1 million from $127.5 million for the same period in 1997. The increase resulted from growth in insurance exposure and increase in average premium per policy.

Investment income for the first six months of 1998 was $23.4 million compared to $22.1 million for the same period in 1997. For the three months ended June 30, 1998, investment income increased 6.1% to $11.8 million compared to $11.2 million for the same quarter in 1997. The increase was the result of a larger average balance in invested assets. The pretax yield on invested assets was 5.8% and 6.1% for the six months ended June 30, 1998 and 1997, respectively. The segment had realized investment gains of $312,000 in the first six months of 1998 compared with realized losses of $2,000 in the same period of 1997. Other income for the first six months of 1998 and 1997 was $4.2 million and $2.3 million, respectively.

Income before income taxes decreased 6.8% to $36.9 million from $39.5 million in the first six months of 1997. Growth was adversely effected by a 13.6% increase in losses and loss adjusting expenses.

The statutory combined ratio (after policyholder dividends) for the first six months of 1998 was 97.6 compared to 93.8 reported in the first six months of 1997. The higher combined ratio was primarily the result of a 3-point increase in the loss and loss adjusting expense ratio, due to high wind and hail losses. The impact of wind and hail losses on the combined ratio was 11.9 points and 6.2 points for the six months ended June 30, 1998 and 1997, respectively. The underwriting expense ratio also increased , 0.9-point. The 1998 ratio was unfavorably impacted by an under accrual of contingency commissions for 1997, one-time costs associated with setting up the new Central States Office, and legal expenses. The generally accepted accounting principles (GAAP) underwriting gain was $9 million compared with a gain of $15.1 million for the first six months of 1997.

The following table presents the property-casualty's statutory combined ratio by line of business for the three and six months ended June 30, 1998 and 1997:

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                   ------------------------       ------------------------
                                                       1998         1997             1998          1997
                                                     -------      -------          -------       -------

         Personal automobile                            94.9         90.9             94.8          93.1
         Homeowners                                    127.6        110.8            111.2         100.5

           Personal lines                              103.9         96.3             99.3          95.1

         Commercial automobile                          90.1         79.2             95.4          92.1
         Workers' compensation                          95.0         90.2             96.9          88.1
         Other property/liability                       96.7         96.8             93.4          92.0
         Other lines                                    60.6         59.7             65.1          60.5

           Commercial lines                             94.7         92.5             93.8          91.0

              Total                                    101.0         95.1             97.6          93.8

The personal auto statutory combined ratio deteriorated to 94.8 for the first half of 1998 from 93.1 for the same period in 1997. The deterioration was largely due to a 1.1-point increase in the loss and loss adjusting expense ratio; the underwriting expense ratio increased 0.6-points. The impact of wind and hail losses on the combined ratio for personal auto was up to 4.6 from 2.3 for the first half of 1997. The statutory combined ratio for the homeowners line was 111.2 for the first six months of 1998 compared with 100.5 for the same period of 1997. The deterioration was primarily due to a 10.4-point increase in the loss and loss adjusting expense ratio; the underwriting expense ratio also increased 0.3 points. The impact of higher wind and hail losses on the combined ratio for the homeowners line increased 35.7-points from 17.6-points for the first six months of 1997. Overall, the personal lines statutory combined ratio increased to 99.3 in the first six months of 1998 from 95.1 in the same period of 1997. The statutory combined ratio for commercial lines increased to 93.8 in the first six months of 1998 from 91.0 for the first half of 1997. The deterioration of personal and commercial lines combined ratio was primarily attributable to higher wind and hail losses in the first half of 1998.

     Excess & Surplus Lines

Earned premiums increased to $16.9 million for the first six months of 1998 from $16.3 million for the same period in 1997. Earned premiums for the quarter ended June 30, 1998 and 1997 were $8.5 million and $8.4 million, respectively. Net written premiums increased to $21 million for the six months ended June 30, 1998 from $17.4 million in the same period of 1997. The increase is due to a change in reinsurance, effective January 1, 1998, from the ceding of premiums on an written basis to an earned basis. For the six month period ended June 30, 1998, the segment's book of business was comprised of 3.9% personal lines and 96.1% commercial lines. The business mix for the first six months of 1997 was 2.9% personal lines and 97.1% commercial lines.

Investment income for the first six months of 1998 increased 3.9% to $3.5 million from $3.4 million for the same period in 1997. For the quarter ended June 30, 1998 and 1997, investment income was $1.8 million and $1.7 million, respectively. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was 6% in the first six months of 1998 compared to 6.3% for the same period in 1997. The pretax yield on invested assets for the year ended December 31, 1997 was 6.2%. Invested assets increased 6.4% to $120.8 million at June 30, 1998 from $113.5 million at year-end 1997.

The statutory combined ratio (after policyholder dividends) was 94.3, which produced a GAAP underwriting gain of $1.2 million for the first half of 1998. The combined ratio for the first six months of 1997 was 90.9 which resulted in a GAAP underwriting gain of $1.4 million. The combined ratio deteriorated in part because of a 2.1-point increase in the loss and loss adjusting expense ratio in the first six months of 1998, due to losses and loss adjusting expenses increasing more than twice as fast as earned premiums. The underwriting expense ratio deteriorated 1.3-points in the first half of 1998 from the same period in 1997.

Income before income taxes for the six months ended June 30, 1998 increased slightly to $4.8 million from $4.7 million; income before income taxes for the second quarter of 1998 and 1997 were $2.3 million and $2.7 million, respectively. The segment had realized gains of $12,000 in the first six months of 1998 and had realized losses of $2,000 in the same period of 1997.

     Noninsurance Operations

Revenues for the noninsurance operations (including mortgage banking, data processing operations, and employee leasing to affiliates) after eliminations increased 15.2% to $31 million for the first six months of 1998 from $26.9 million for the same period last year. The increase was primarily due to a $4 million increase in data processing revenues from outside consulting fees.

The segment reported a loss before income taxes of $1.2 million for the first half of 1998 compared to income before income taxes of $180,000 for the same period in 1997. The decrease was primarily due to $2.6 million in expenses associated with the Nationwide merger agreement. The mortgage banking servicing portfolio at June 30, 1998 increased slightly to $3 billion from $2.9 billion at year-end 1997.

New Accounting Pronouncement

In February of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for years beginning after December 31, 1997. SFAS 132 revises the disclosure requirements but does not change the measurement or recognition of those plans. SFAS 132 superseded SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS 132 will result in revised and additional disclosures but will have no effect on the financial position, results of operations, or liquidity of the Company.

In June of 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters beginning after June 30, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. Early application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS 133 shall not be applied retroactively. Management has not determined the impact of SFAS 133 on the financial position, results of operations, or liquidity of the Company at this time.

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

In the first six months of 1998 and 1997, operating activities generated cash flows of $38.6 million and $38.3 million, respectively. For both periods, the primary source of funds was premium growth in the Company's property-casualty insurance operations. The funds were used primarily to purchase fixed income and equity securities and to repurchase Company common stock.

Operating cash flows were also used to pay $9.6 million of dividends to stockholders in the first six months of 1998. For the same period in 1997, the Company paid dividends of $8.7 million to stockholders. Dividend payments to common stockholders totaled $7.9 million for the six months ended June 30, 1998, up from $6.9 million for the same period in 1997. The increase in dividends to common stock shareholders is primarily due to a higher dividend per share, 14.7% increase from June 30, 1997. In the first half of 1998 and 1997, the Company paid dividends of $1.8 million on the 6-3/4% Series preferred stock.

The Company relies primarily on dividend payments from its property-casualty subsidiaries to pay preferred and common stock dividends to stockholders. During the first six months of 1998, the Company received dividend payments of $8.6 million from the property-casualty subsidiaries and $38,000 from noninsurance subsidiaries. During the same period of 1997, the Company received dividend payments of $8.1 million from the property-casualty subsidiaries and $38,000 from noninsurance subsidiaries.

During the second quarter of 1998, the Company canceled 557,600 shares of its common stock purchased on the open market at an average price per share of $26.72. The program was approved by the Board of Directors on May 5, 1998, to repurchase up to 2 million shares of Company common stock over the next twelve months. The program can be terminate at any time and is pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. As of June 30, 1998, 1.4 million shares remain available under the program for repurchase.

On May 5, 1998, the Company announced an amendment to the reinsurance pooling agreement between the Company's property-casualty segment and ALLIED Mutual. Beginning July 1, 1998, the amended pooling agreement phases out the provisions which provide that the pool administrator is reimbursed for such expenses by the other pool participants on a set percentage-of-premiums basis. Once the phase-out is completed by the year 2001, all underwriting expenses, loss adjusting expense and premium collection expenses will be allocated based on each participant's pool participation percentage in the same manner premiums and losses are allocated. The Company's management assumed third and fourth quarter earnings will be the same as first quarter's and calculated the effect of the amended agreement to be $0.01 per share per quarter reduction.

The mortgage banking subsidiary has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used to finance its mortgage loans held for sale and to purchase mortgage servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At June 30, 1998, short-term borrowings amounted to $84.4 million to be repaid through the subsequent sale of mortgage loans held for sale and long-term borrowings amounted to $10.5 million to be repaid over the next seven years. These notes payable are not guaranteed by the Company. In the normal course of its business, the subsidiary also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. As of June 30, 1998, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

     Costs associated with the Merger

The Company will incurr additional merger-related costs until the transaction is completed, but at this time the Company can not estimate what the amount of those costs will be. The Company will expense such costs as they are incurred. In the first half of 1998, earnings were lower $0.09 per share by expenses associated with the second-quarter Merger Agreement with Nationwide.

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

On December 31, 1997, a complaint was filed by Mary M. Rieff, a policyholder of ALLIED Mutual, in the Iowa District Court in and for Polk County Iowa, against the Company and certain other individuals who are or were officers and/or directors of ALLIED Mutual and the Company. The complaint, an alleged policyholder derivative action brought on behalf of ALLIED Mutual, asserts, among other things, (a) that the defendants were responsible for the inappropriate transfer of ALLIED Mutual's corporate assets, the seizure of certain corporate opportunities, and the implementation of an improper de facto demutualization without informing or compensating policyholders or receiving the appropriate approval from regulatory authorities; (b) that this allegedly wrongful demutualization began on or about January 1, 1985 and was accomplished through transfers of ALLIED Mutual's assets to the Company and to the individual defendants for inadequate consideration; (c) that the individual defendants breached fiduciary duties owed to ALLIED Mutual, wasted its corporate assets, and intentionally interfered with its contracts, prospective business advantage, and business relationships; and (d) that the defendants improperly transferred substantial ownership of and control over the Company and ALLIED Mutual's insurance business. The complaint further asserts that as a result of the foregoing, ALLIED Mutual and its policyholders have suffered damages in excess of $500 million. The complaint requests an accounting of the assets allegedly wrongfully transferred to the Company and compensation to ALLIED Mutual for the value of such assets, for the seizure of corporate opportunities, and for the de facto demutualization of ALLIED Mutual. The complaint also asks for certain other relief, including attorneys' fees and costs, equitable relief and interest, and restitution for any assets wrongfully transferred or conveyed. On June 1, 1998, the plaintiff filed a motion to enjoin the defendant directors of ALLIED Mutual from considering, negotiating or approving any transaction on behalf of ALLIED Mutual with Nationwide or any third party because of alleged conflicts of interest of the members of the Board of Directors of ALLIED Mutual. On June 4, 1998, the complaint was amended to include a class action component. On July 17, 1998, the Iowa District Court in and for Polk County, Iowa, ordered that the plaintiff's motion for temporary and permanent injunctive relief be denied.

On May 21, 1998, a class action on behalf of all shareholders of the Company was filed in Iowa District Court in and for Polk County, Iowa. Plaintiff seeks to compel the company to consider Nationwide's Offer or, in the alternative, to recover damages caused by an alleged breach of fiduciary duty owed by the Board to its shareholders.

The Company believes these suits are without merit and intends to defend them vigorously. As is the case in all pending actions, the ultimate outcome is uncertain.

                                     PART II


Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Stockholders was held on May 5, 1998.

          (b) James W. Callison, Richard O. Jacobson, and John P. Taylor were elected to serve as directors of the Company for a term of three years which expires in the year 2001. Current directors whose terms expire in 1999 are John E. Evans, William E. Timmons, and Donald S. Willis. Current directors whose terms expire in 2000 are Douglas L. Andersen, Harold S. Carpenter, Charles I. Colby, and Harold S. Evans.

          (c) With respect to the voting on the election of the directors:

                                                       For            Withheld
                                                  ------------       ----------
                      James W. Callison             33,817,992          410,370
                      Richard O. Jacobson           33,848,716          379,645
                      John P. Taylor                33,841,561          386,800


Item 6.   Exhibits and Reports on Form 8-K

          (Note: See "Index to Exhibits on page number 18, which discloses the specific page numbers for the exhibits included in this Form 10-Q)

               (a)  2.4  Agreement and  Plan  Merger, dated  June 3, 1998, among
                         Nationwide Mutual Insurance Company, Nationwide Group Acquisition Corporation, and the Company Incorporated by reference to Exhibit 35 to Amendment No.1 to the Company's Schedule 14D-9 filed with the Commission on June 4, 1998).

                  10.65 Second Amendment to The ALLIED Group Employee Stock Ownership Plan, dated June 1, 1998. (Incorporated by reference to Exhibit 30 to the Company's Schedule 14D-9 filed with the Commission on June 2, 1998).

                  10.66 Third Amendment to The ALLIED Group Employee Stock Ownership Plan, dated July 27, 1998.

                  10.67 Severance Pay Plan, dated May 30, 1998 (Incorporated by reference to Exhibit 28 to the Company's Schedule 14D-9 filed with the Commission on June 2, 1998).

                  10.68 Form of Severance Agreement (Incorporated by reference to Exhibit 29 to the Company's Schedule 14D-9 filed with the Commission on June 2, 1998).

                  27.1   Financial Data Schedule

                  27.2 Restated Financial Data Schedule for March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1996.

                  27.3 Restated Financial Data Schedule for March 31, 1996, June 30, 1996, September 30, 1996, and December 31, 1995.


               (b) The Company filed one report on Form 8-K during the second quarter ended June 30, 1998.

                    Items               Financial               Date
                  Reported             Statements               Filed
             -----------------      -----------------     ----------------

              Item 5 -- Other              None              May 5, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ALLIED Group, Inc.
                                                       (Registrant)


Date:  August 12, 1998                  /s/    Jamie H. Shaffer
                                        ----------------------------------------
                                        Jamie H. Shaffer, Senior Vice President,
                                        Chief Financial Officer, and Treasurer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                            ITEM                                     PAGE


10.66          Third Amendment to The ALLIED Group Employee Stock
               Ownership Plan, dated July 27, 1998                          19

27.1           Financial Data Schedule                                      21

27.2           Restated Financial Data Schedule for March 31, 1997,
               June 30, 1997, September 30, 1997, and December 31, 1996.    22

27.3           Restated Financial Data Schedule for March 31, 1996,
               June 30, 1996, September 30, 1996, and December 31, 1995.    23