Form 10-Q
period 1998-09-30
ALLIED GROUP INC
filed 1998-11-16
CIK 774624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998:

                       30,367,484 shares of Common Stock.

                                     PART I

Item 1.  Financial Statements

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                               September 30,       December 31,
                                                                                   1998               1997
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Assets

   Investments

     Fixed maturities at fair value (amortized cost
     $826,173 in 1998 and $791,945 in 1997)                                  $        864,764    $       818,216

     Equity securities at fair value (cost
       $75,349 in 1998 and $69,452 in 1997)                                            86,696             79,182

     Short-term investments at cost (note 2)                                           11,387             10,846
                                                                             ----------------    ---------------

       Total investments                                                              962,847            908,244


   Cash                                                                                 4,597              2,168

   Accrued investment income                                                           12,346             11,634

   Indebtedness from affiliates (note 2)                                                  ---              3,035

   Accounts receivable                                                                105,837             91,596

   Current income taxes recoverable                                                    25,831              3,005

   Reinsurance receivables for
     losses and loss adjusting expenses                                                35,850             23,906

   Mortgage loans held for sale (note 4)                                               71,770             29,521

   Deferred policy acquisition costs                                                   56,858             50,695

   Prepaid reinsurance premiums                                                         4,710              8,866

   Mortgage servicing rights                                                           44,151             35,931

   Other assets                                                                        35,059             32,632
                                                                             ----------------    ---------------

         Total assets                                                        $      1,359,856    $     1,201,233
                                                                             ================    ===============





      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                               September 30,       December 31,
                                                                                   1998               1997
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Liabilities

   Losses and loss adjusting expenses (note 3)                               $        400,320    $       378,026

   Unearned premiums                                                                  261,175            239,763

   Indebtedness due to affiliates                                                       3,482                ---

   Notes payable to nonaffiliates (note 4)                                            102,193             51,038

   Notes payable to affiliates (note 2)                                                15,600              5,900

   Guarantee of ESOP obligations                                                       20,530             22,380

   Deferred income taxes                                                                7,658              5,515

   Other liabilities (note 6)                                                         149,661             68,527
                                                                             ----------------    ---------------

     Total liabilities                                                                960,619            771,149
                                                                             ----------------    ---------------


Stockholders' equity

   Preferred stock, no par value, issuable
     in series, authorized 7,500 shares

     6-3/4% Series, 1,827 shares issued and outstanding                                37,812             37,812

   Common stock, no par value, $1 stated value, authorized
     80,000 shares, issued and outstanding 30,175 shares
     in 1998 and 30,532 shares in 1997 (note 5)                                        30,175             30,532

   Additional paid-in capital                                                         103,392            112,490

   Retained earnings                                                                  211,940            244,079

   Accumulated other comprehensive income                                              32,359             23,314

   Unearned compensation related to ESOP                                              (16,441)           (18,143)
                                                                             ----------------    ---------------

       Total stockholders' equity                                                     399,237            430,084
                                                                             ----------------    ---------------

         Total liabilities and stockholders' equity                          $      1,359,856    $     1,201,233
                                                                             ================    ===============



      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                       ---------------------------    --------------------------
                                                           1998           1997            1998           1997
                                                       -----------     -----------    -----------    -----------
                                                                (in thousands, except per share data)
Revenues
   Earned premiums                                     $   147,116     $   137,816    $   437,716    $   405,559

   Investment income                                        13,034          12,968         39,903         38,494

   Realized investment gains                                    12              17            340             17

   Income from affiliates (note 2)                           1,393           1,783          4,037          3,800

   Other income                                             16,463          13,582         49,025         40,747
                                                       -----------     -----------    -----------    -----------

                                                           178,018         166,166        531,021        488,617
                                                       -----------     -----------    -----------    -----------

Losses and expenses
   Losses and loss adjusting expenses (note 3)             114,847          94,725        321,654        277,414

   Amortization of deferred
     policy acquisition costs                               32,593          30,298         96,880         89,005

   Other underwriting expenses (note 6)                     80,207           5,151         89,530         15,033

   Other expenses (note 6)                                  19,039          12,801         50,178         38,749

   Interest expense                                            505             454          1,578          1,217
                                                       -----------     -----------    -----------    -----------

                                                           247,191         143,429        559,820        421,418
                                                       -----------     -----------    -----------    -----------
Income (loss) before income
  taxes and minority interest                              (69,173)         22,737        (28,799)        67,199
                                                       -----------     -----------    -----------    -----------

Income taxes
   Current                                                 (20,183)          6,182         (8,117)        20,791
   Deferred                                                 (2,047)            341         (2,749)        (1,630)
                                                       -----------     -----------    -----------    -----------

                                                           (22,230)          6,523        (10,866)        19,161
                                                       -----------     -----------    -----------    -----------

Income (loss) before minority interest                     (46,943)         16,214        (17,933)        48,038

   Minority interest in net income
     of consolidated subsidiary                                164             147            425            374
                                                       -----------     -----------    -----------    -----------

Net income (loss)                                          (47,107)         16,067        (18,358)        47,664

   Other comprehensive income (net
     of income taxes)                                        7,002           5,648          9,045          7,155
                                                       -----------     -----------    -----------    -----------

Comprehensive income (loss)                            $   (40,105)    $    21,715    $    (9,313)   $    54,819
                                                       ===========     ===========    ===========    ===========

Net income applicable to common stock (note 7)         $   (47,986)    $    15,188    $   (20,994)   $    45,028
                                                       ===========     ===========    ===========    ===========

Earnings per share (note 7)

   Basic                                               $     (1.59)    $      0.50    $     (0.69)   $      1.48
                                                       ===========     ===========    ===========    ===========

   Diluted                                             $     (1.57)    $      0.49    $     (0.68)   $      1.46
                                                       ===========     ===========    ===========    ===========

      See accompanying Notes to Interim Consolidated Financial Statements.

                       ALLIED Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             -----------------------------------
                                                                                   1998               1997
                                                                             ----------------    ---------------
                                                                                        (in thousands)
Cash flows from operating activities
   Net income                                                                $        (18,358)   $        47,664
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Realized investment gains                                                          (340)               (17)
      Depreciation and amortization                                                     9,391              9,586
      Indebtedness with affiliates                                                      6,517               (303)
      Accounts receivable, net                                                        (26,186)           (16,561)
      Accrued investment income                                                          (712)               115
      Deferred policy acquisition costs                                                (6,163)            (4,385)
      Mortgage loans held for sale, net                                                (2,814)            (1,826)
      Other assets                                                                     (5,042)             1,467
      Losses and loss adjusting expenses                                               22,294             11,147
      Unearned premiums, net                                                           25,568             19,935
      Cost of ESOP shares allocated                                                     1,702              2,385
      Current income taxes                                                            (22,826)               279
      Deferred income taxes                                                            (2,749)            (1,630)
      Other, net                                                                       81,777             (3,512)
                                                                             ----------------    ---------------

          Net cash provided by operating activities                                    62,059             64,344
                                                                             ----------------    ---------------

Cash flows from investing activities
   Purchase of fixed maturities                                                      (121,640)          (114,061)
   Purchase of equity securities                                                      (15,598)           (38,696)
   Purchase of equipment                                                               (7,272)            (5,023)
   Sale of fixed maturities                                                            21,334             45,087
   Maturities, calls, and principal reductions of fixed maturities                     63,820             64,017
   Sale of equity securities                                                            9,806                354
   Short-term investments, net                                                           (541)            (3,108)
   Sale of equipment                                                                      497                284
                                                                             ----------------    ---------------

          Net cash used in investing activities                                       (49,594)           (51,146)
                                                                             ----------------    ---------------

Cash flows from financing activities
   Notes payable to nonaffiliates, net                                                  3,500                310
   Notes payable to affiliates, net                                                     9,700              2,125
   Issuance of common stock                                                             5,443              4,500
   Repurchase of common stock                                                         (14,898)            (7,354)
   Dividends paid to stockholders, net of income tax benefit                          (13,781)           (12,331)
                                                                             ----------------    ---------------

          Net cash used in financing activities                                       (10,036)           (12,750)
                                                                             ----------------    ---------------

Net  increase in cash                                                                   2,429                448
   Cash at beginning of year                                                            2,168              1,067
                                                                             ----------------    ---------------

   Cash at end of quarter                                                    $          4,597    $         1,515
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

(2)  Transactions with Affiliates

Pursuant to the terms of the Intercompany Operating Agreement, the Company leases employees to ALLIED Mutual Insurance Company (ALLIED Mutual) and certain of its subsidiaries. Each company that leases employees is charged a fee based upon costs incurred for salaries, related benefits, taxes, and expenses associated with the employees it leases. For the nine months ended September 30, 1998 and 1997, the Company received revenues of $2.2 million and $1.9 million for employees leased to affiliates, respectively, which are included in income from affiliates.

Certain subsidiaries of the Company provide data processing and other services for ALLIED Mutual and its subsidiaries. Included in income from affiliates are revenues of $1.8 million and $1.9 million relating to services performed for ALLIED Mutual and its subsidiaries for the first nine months of 1998 and 1997, respectively.

The Company and its affiliates deposit their excess cash into a short-term investment fund. The fund was established to concentrate short-term cash in a single account to maximize yield. AID Finance Services, Inc., a wholly-owned subsidiary of ALLIED Mutual, is the fund administrator. At September 30, 1998, the Company and its subsidiaries had $6.1 million invested in the fund and had several short-term unsecured notes payable to the fund totaling $15.6 million. The interest rate on the borrowings ranged from 5.8% to 8.8%.

The Company and its subsidiaries had interest income from affiliates of $649,000 and $372,000 in the first nine months of 1998 and 1997, respectively. Interest paid to affiliates was $532,000 and $281,000 in the first nine months of 1998 and 1997, respectively.

(3)  Reinsurance

The Company's property-casualty subsidiaries purchase property catastrophe reinsurance from a large number of reinsurers each of which provides a relatively small percentage of the total cover. For 1998, the pool liability of the cover is 90% of $120 million with a retention of $11 million. A reinstatement agreement exists allowing purchases of reinsurance for an additional catastrophe occurring in the same year. In the second and third quarter of 1998, the property-casualty segment exceeded the retention level and recovered $16.2 million under the property catastrophe reinsurance. Additional reinsurance was purchased in the second quarter under the reinstatement agreement.

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

(4)  Notes Payable to Nonaffiliates

At September 30, 1998, the mortgage banking subsidiary had borrowed $88.2 million under the terms of three separate mortgage loan warehousing agreements with different commercial banks. These notes payable are not guaranteed by the Company. Under the terms of the agreements, the subsidiary can borrow up to the lesser of $95 million or 98% of the mortgage credit borrowing base. The outstanding borrowings were secured by $71.8 million of pledged mortgage loans held for sale, mortgage servicing rights on loans with a principal balance of $3.1 billion, and foreclosure loans. Interest rates applicable to the mortgage loan warehousing agreements vary with the level of investable deposits maintained at the respective commercial banks.

The mortgage banking subsidiary also had $9 million of 8.4% senior secured notes outstanding as of September 30, 1998. The notes are payable to a nonaffiliated life insurance company and are secured by pledged mortgage servicing rights. The notes are payable in equal annual installments of $1.5 million each September 1, with interest payable semi-annually. The final installment and interest is due September 1, 2004.

The Federal Home Loan Bank of Des Moines provides a $5 million committed credit facility through a line of credit agreement with AMCO Insurance Company (AMCO). Interest on any outstanding borrowings is payable at an annual rate equal to the federal funds unsecured rate for Federal Reserve member banks, which was 5.7% at September 30, 1998. The Company had an outstanding balance under this line of credit of $5 million at September 30, 1998. The borrowings were secured by United States Government securities with a carrying value of $16.6 million. The line of credit agreement was terminated on October 1, 1998.

(5) Common Stock

During the first nine months of 1998, the Company canceled 557,600 shares of its common stock purchased on the open market at an average price per share of $26.72. The program to repurchase up to 2 million shares of Company common stock over the next twelve months was approved by the Board of Directors on May 5, 1998. The program can be terminated at any time and is pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. As of September 30, 1998, 1.4 million shares remain available under the program for repurchase.

(6)  Merger Agreement with Nationwide

On June 3, 1998, the Company entered into a Merger Agreement with Nationwide Mutual Insurance Company (Nationwide) that provides for the acquisition of all of the outstanding common stock of the Company pursuant to a tender offer price of $48.25 in cash per share. The expiration date of the tender offer was September 30, 1998 (note 9). For the nine months ended September 30, 1998, the Company and AMCO incurred $13.8 million in legal expenses associated with the merger, which are included in other expenses. Included in other liabilities was $8.7 million in accrued merger expenses

Included in other underwriting expenses is dividends to policyholders, which increased due to a $110 million extraordinary dividend ALLIED Mutual paid to its policyholders. Dividends to policyholders are a pooled expense and the property-casualty segment's share of the dividends to policyholders was $70.4 million. As of September 30, 1998, the extraordinary dividend was declared but unpaid and included in other liabilities.

(7)  Earnings per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 1998 and 1997:

                                                        Three months ended                Nine months ended
                                                           September 30,                     September 30,
                                                     1998              1997             1998              1997
                                                 -------------    --------------    -------------    --------------
                                                               (in thousands, except per share data)
   Numerator
     Net income                                  $     (47,107)   $       16,067    $     (18,358)   $       47,664
     Preferred stock dividends                            (879)             (879)          (2,636)           (2,636)
                                                 -------------    --------------    -------------    --------------

       Net income applicable to common stock     $     (47,986)   $       15,188    $     (20,994)   $       45,028
                                                 =============    ==============    =============    ==============

   Denominator (weighted average shares)
     Basic shares outstanding                           30,148            30,471           30,338            30,474
     Dilutive potential common shares                      443               369              373               317
                                                 -------------    --------------    -------------    --------------
     Diluted shares outstanding                         30,591            30,840           30,711            30,791
                                                 =============    ==============    =============    ==============

   Basic earnings per share                      $       (1.59)   $         0.50    $       (0.69)   $         1.48
                                                 =============    ==============    =============    ==============

   Diluted earnings per share                    $       (1.57)   $         0.49    $       (0.68)   $         1.46
                                                 =============    ==============    =============    ==============

All outstanding options were included in the dilutive computation per share for the three and nine months ended September 30, 1998. The exercise prices on the outstanding options were less than the average market price per share .

(8)  Segment Information

The Company has two reportable operating segments: property-casualty and excess & surplus lines. For the nine months ended September 30, 1998 and 1997, the property-casualty and excess & surplus lines accounted for 85.5% and 5.8% of consolidated revenues, respectively. Included in all other are mortgage banking, data processing operations, and employee leasing services to affiliated companies. All segments operated exclusively in the United States. The following table presents a summary of the Company's operating segments for the nine months ended September 30, 1998 and 1997:

                                                            Revenues                                Income (loss)
                               ------------------------------------------------------------------   before income
                                 Revenues           Revenues         Realized                         taxes and
                                   from              from           investment         Total          minority
                               nonaffiliates       affiliates     gains (losses)      revenues       interest *
                               -------------     -------------    --------------    -------------   -------------
                                                                   (in thousands)

     Nine months ended
     September 30, 1998
      Property-casualty        $     452,693     $         851    $          325    $     453,869   $    (32,531)
      Excess & surplus lines          30,619               ---                11           30,630           8,966
      All other                       43,332            96,198                 4          139,534          (5,234)
      Eliminations                       ---           (93,012)              ---          (93,012)            ---
                               -------------     -------------    --------------    -------------   -------------

       Total                   $     526,644     $       4,037    $          340    $     531,021   $    (28,799)
                               =============     =============    ==============    =============   =============

                                       9


                                                          Revenues                                  Income (loss)
                               -----------------------------------------------------------------    before income
                                  Revenues         Revenues         Realized                          taxes and
                                    from            from           investment         Total           minority
                               nonaffiliates     affiliates      gains (losses)      revenues        interest *
                               -------------    -------------    --------------    -------------    -------------
                                                                  (in thousands)
     Nine months ended
     September 30, 1997
      Property-casualty        $     417,731    $         759    $           16    $     418,506    $      59,543
      Excess & surplus lines          29,905              ---                (4)          29,901            7,359
      All other                       37,164           84,210                 5          121,379              297
      Eliminations                       ---          (81,169)              ---          (81,169)             ---
                               -------------     -------------    -------------    -------------    -------------

       Total                   $     484,800     $       3,800    $          17    $     488,617    $      67,199
                               =============     =============    =============    =============    =============

                                                                      Assets
                                                       ------------------------------------
                                                        September 30,         December 31,
                                                            1998                 1997
                                                       ----------------    ----------------
     Property-casualty                                 $      1,131,216    $      1,012,926
     Excess & surplus lines                                     152,273             141,814
     All other                                                  596,217             560,270
     Eliminations                                              (519,850)           (513,777)
                                                       ----------------    ----------------

       Total                                           $      1,359,856    $      1,201,233
                                                       ================    ================

* includes realized investment gains or losses.

(9)  Subsequent Events

On October 1, 1998, Nationwide announced that ALLIED Mutual merged into Nationwide and that it had accepted for purchase all shares of the Company stock validly tendered. A total of 27,756,419 shares of the Company's common stock had been tendered; representing 92.3% of the total shares outstanding. The second step of the acquisition was to merge the Company into Nationwide Group Acquisition Corporation, a wholly-owned subsidiary of Nationwide. All shares not previously purchased in the tender offer will be converted into the right to receive $48.25 in cash (subject to dissenter appraisal rights). On November 12, 1998, pursuant to the short-term merger statute under Iowa corporate law, the Company merged with Nationwide Group Acquisition Corporation. The Company is the surviving corporation. On November 12, 1998, the Company also requested that the New York Stock Exchange delist and deregister the Company's common stock.

On October 13, 1998, the Company entered into a definitive agreement to sell its data processing subsidiaries for $25.8 million to Fiserv, Inc. The Company will realize a pretax gain of approximately $22 million from the sale. The sale is expected to close November 30, 1998.

As a result of the tender offer by Nationwide Group Acquisition Corporation on September 30, 1998, as of October 1, 1998, the Company took, and caused certain of its subsidiaries to take, certain actions with respect to various intercompany agreements. The Company entered into an amendment to the Intercompany Operating Agreement between the Company, ALLIED Life Financial Corporation, and ALLIED Mutual (the successor in interest was Nationwide by virtue of the merger). The amendment provided that the agreement will terminate as of December 31, 1998.

On October 1, 1998, the Company's property-casualty subsidiaries entered into an amendment to the Second Amended and Restated Reinsurance Pooling Agreement between the Company's property-casualty subsidiaries and ALLIED Mutual (the successor in interest was Nationwide by virtue of the merger) whereby all of the business generated by the Nationwide Reinsurance Pool, of which Nationwide is a participant, would be kept separate from ALLIED's reinsurance pool for the calendar year 1998. The amendment also provided for the termination of the Second Amended and Restated Reinsurance Pooling Agreement as of January 1, 1999.

As of November 4, 1998, the board of directors of the Company's property-casualty subsidiaries authorized the execution of quota-share reinsurance agreements, whereby the business written by such subsidiaries and Nationwide Insurance Company of America, a subsidiary of Nationwide, would be 100% reinsured by AMCO commencing as of January 1, 1999. AMCO in turn will enter into a quota-share reinsurance agreement with Nationwide, whereby the business written and reinsured by AMCO will be 100% reinsured by Nationwide commencing as of January 1, 1999.

Also as of November 4, 1998, the board of directors of the Company's excess & surplus lines subsidiary authorized the execution of a quota-share reinsurance agreement with Scottsdale Insurance Company, a subsidiary of Nationwide, whereby the business written by the Company's excess & surplus lines subsidiary will be 100% reinsured by Scottsdale Insurance Company commencing as of January 1, 1999.

On October 1, 1998, the Company's property-casualty subsidiaries entered into an amendment to the ALLIED Group Joint Marketing Agreement between the Company's property-casualty subsidiaries and ALLIED Mutual (the successor in interest was Nationwide by virtue of the merger), whereby certain change in control and non-compete provisions were waived by the parties.

On October 1, 1998, the Company's property-casualty subsidiaries amended the Intercompany Cash Concentration Fund Agreement and the ALLIED Management Information Services Agreement whereby certain change in control provisions were waived by the parties.

On October 1, 1998, the Company terminated the Stock Rights Agreement with ALLIED Mutual (the successor in interest was Nationwide by virtue of the merger).

As of November 12, 1998, the board of directors of the Company terminated the ALLIED Group, Inc. Employee Stock Purchase Plan, the ALLIED Life Employee Stock Purchase Plan, and the ALLIED Group, Inc. Dividend Reinvestment and Stock Purchase Plan.

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

The Company, a regional insurance holding company, and its subsidiaries operate exclusively in the United States; primarily in the central and western states. The largest segment includes three property-casualty insurance companies that write personal lines (primarily automobile and homeowners) and small commercial lines of insurance. The other reportable segment is excess & surplus lines insurance. The property-casualty insurance segment accounted for 85.5% and 85.7% of consolidated revenues for each of the nine months ended September 30, 1998 and 1997, respectively.

The property-casualty segment participates in a reinsurance pooling agreement with ALLIED Mutual Insurance Company (ALLIED Mutual), an affiliated property-casualty insurance company. The agreement generally provides that the property-casualty insurance business is assumed by the pool administrator, AMCO Insurance Company (AMCO), and then ceded back to the pool participants according to predetermined percentages. Participation percentages are based on certain factors such as capitalization and business produced by the respective companies. The segment's participation in the reinsurance pool has been 64% since January 1, 1993.

Merger with Nationwide Mutual Insurance Company

On June 3, 1998, the Company entered into a Merger Agreement with Nationwide Mutual Insurance Company (Nationwide) that provides for the acquisition of all of the outstanding stock of the Company by Nationwide pursuant to a revised tender offer price of $48.25 in cash per share (the "Offer") to be followed by the merger of an acquisition subsidiary of Nationwide with and into the Company, in which shareholders (other than Nationwide, its acquisition subsidiary, and shareholders validly exercising dissenters' rights of appraisal) would receive $48.25 in cash per share (the "Merger"). The Board of Directors (Board) unanimously approved the Offer and determined that the terms of the Offer and the Merger are fair to and in the best interests of the Company's stockholders. The Board unanimously recommended that the Company's stockholders accept the Offer and tender their shares.

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

On July 20, 1998 and September 11, 1998, Nationwide received the Ohio Department's and the Iowa Insurance Commissioner's approval, respectively, to acquire control of the property-casualty subsidiaries of the Company. In addition, on August 24, 1998, the Arizona Department of Insurance approved the acquisition of control of the Company's excess & surplus subsidiary domiciled in Arizona.

On October 1, 1998, Nationwide announced that ALLIED Mutual had merged into Nationwide and that it had accepted for purchase all shares of the Company stock validly tendered. A total of 27,756,419 shares of the Company's common stock had been tendered; representing 92.3% of the total shares outstanding. The second step of the acquisition was to merge the Company into Nationwide Group Acquisition Corporation , a wholly-owned Subsidiary of Nationwide. All shares not previously purchased in the tender offer will be converted into the right to receive $48.25 in cash (subject to dissenters rights). On November 12, 1998, pursuant to the short-form merger statute under Iowa corporate law, the Company merged with Nationwide Group Acquisition Corporation. The Company is the surviving corporation. On November 12, 1998, the Company also requested that the New York Stock Exchange delist and deregister the Company's common stock.

As a result of the tender offer by Nationwide Group Acquisition Corporation on September 30, 1998, as of October 1, 1998, the Company took, and caused certain of its subsidiaries to take, certain actions with respect to various intercompany agreements. The Company entered into an amendment to the Intercompany Operating Agreement between the Company, ALLIED Life Financial Corporation, and ALLIED Mutual (the successor in interest was Nationwide by virtue of the merger). The amendment provided that the agreement will terminate as of December 31, 1998.

On October 1, 1998, the Company's property-casualty subsidiaries entered into an amendment to the Second Amended and Restated Reinsurance Pooling Agreement between the Company's property-casualty subsidiaries and ALLIED Mutual (the successor in interest was Nationwide by virtue of the merger) whereby all of the business generated by the Nationwide Reinsurance Pool, of which Nationwide is a participant, would be kept separate from ALLIED's reinsurance pool for the calendar year 1998. The amendment also provided for the termination of the Second Amended and Restated Reinsurance Pooling Agreement as of January 1, 1999.

As of November 4, 1998, the board of directors of the Company's property-casualty subsidiaries authorized the execution of quota-share reinsurance agreements, whereby the business written by such subsidiaries and Nationwide Insurance Company of America, a subsidiary of Nationwide, would be 100% reinsured by AMCO commencing as of January 1, 1999. AMCO in turn will enter into a quota-share reinsurance agreement with Nationwide, whereby the business written and reinsured by AMCO will be 100% reinsured by Nationwide commencing as of January 1, 1999.

Also as of November 4, 1998, the board of directors of the Company's excess & surplus lines subsidiary authorized the execution of a quota-share reinsurance agreement with Scottsdale Insurance Company, a subsidiary of Nationwide, whereby the business written by the Company's excess & surplus lines subsidiary will be 100% reinsured by Scottsdale Insurance Company commencing as of January 1, 1999.

On October 1, 1998, the Company's property-casualty subsidiaries entered into an amendment to the ALLIED Group Joint Marketing Agreement between the Company's property-casualty subsidiaries and ALLIED Mutual (the successor in interest was Nationwide by virtue of the merger), whereby certain change in control and non-compete provisions were waived by the parties.

On October 1, 1998, the Company's property-casualty subsidiaries amended the Intercompany Cash Concentration Fund Agreement and the ALLIED Management Information Services Agreement whereby certain change in control provisions were waived by the parties.

On October 1, 1998, the Company terminated the Stock Rights Agreement with ALLIED Mutual (the successor in interest was Nationwide by virtue of the merger).

As of November 12, 1998, the board of directors of the Company terminated the ALLIED Group, Inc. Employee Stock Purchase Plan, the ALLIED Life Employee Stock Purchase Plan, and the ALLIED Group, Inc. Dividend Reinvestment and Stock Purchase Plan.

Results of Operations

Consolidated revenues for the first nine months of 1998 were $531 million, up 8.7% over the $488.6 million reported for the same period of 1997. For the third quarter only, consolidated revenues increased 7.1% to $178 million over the same period in 1997. The increase occurred primarily because of the growth in earned premiums for the nine and three months ended September 30, 1998.

The Company had a loss before income taxes and minority interest of $28.8 million and $69.2 million for the first nine and three months of 1998, respectively. The loss was due to merger related expenses with Nationwide which are included in other underwriting expenses. The loss was a result of $13.8 million in merger related expenses, the $110 million dividend paid to policyholders of ALLIED Mutual, and adverse wind and hail experience. Dividends to policyholders are a pooled expense and the property-casualty segment's share of the dividends to policyholders was $70.4 million. For the nine and three months ended September 30, 1997, income before income taxes and minority interest was $67.2 million and $22.7 million, respectively. Wind and hail losses increased 73.4% to $45.5 million for the nine months ended September 30, 1998 compared to $26.2 million for the same period in 1997. For the third quarter wind and hail losses were up 20.9% to $12.9 million.

The Company's year-to-date effective income tax rate was (37.7)% and 28.5% at September 30, 1998 and 1997, respectively. The decrease is due to operating expenses exceeding revenues. The income tax benefit for the first nine months of 1998 was $10.9 million compared to an income tax expense of $19.2 million for the same period in 1997.

A net loss of $18.4 million was recognized for the nine months ended September 30, 1998, bringing diluted earnings per share to $(0.68). For the same period in 1997, net income was $47.7 million and diluted earnings were $1.46 per share. Diluted earnings per share before realized investment gains and losses were $(0.69) for the first nine months of 1998 compared with $1.46 for the same period of 1997. For the three months ended September 30, 1998 and 1997, diluted earnings per share before realized gains were $(1.57) and $0.49, respectively. The impact of the wind and hail losses on diluted earnings per share was $0.96 and $0.55 for the nine months ended September 30, 1998 and 1997, respectively. For the third quarter of 1998 and 1997 the impact per share was $0.27 and $0.22, respectively.

Book value per share at September 30, 1998 decreased to $12.52 compared to $13.44 at December 31, 1997. The decline in the book value per share was primarily due to the net loss realized for the nine months ended September 30, 1998. The fair value of investments in fixed maturities was $38.6 million above cost at September 30, 1998 compared to $26.3 million above cost at December 31, 1997. If the investments in fixed maturities were reported at amortized cost, the book value would have been $11.69 at September 30, 1998 compared to $12.88 at December 31, 1997.

   Investments and Investment Income

The investment policy for the Company's insurance segments require that the fixed maturity portfolio be invested primarily in debt obligations rated "BBB" or higher by Standard & Poor's Corporation or a recognized equivalent at the time of acquisition. The policy also states that equity securities are to be of United States and Canadian corporations listed on established exchanges or publicly traded in the over-the-counter market. Preferred stocks are to be comprised primarily of issues rated at least A3/A- by Standard and Poor's Corporation or Moody's. The Company's investment portfolio consisted primarily of fixed income securities and equity securities; 89.8% and 9%, respectively. The ratings on 98.7% of the fixed income securities at September 30, 1998 were investment grade or higher. The investment portfolio contained no real estate or mortgage loans at September 30, 1998.

Invested assets were up 6% to $962.8 million from $908.2 million at year-end 1997. Nine-month consolidated investment income increased 3.7% to $39.9 million from $38.5 million through September 30, 1997. Investment income for the quarter ended September 30, 1998, was up slightly to $13 million over the second quarter of 1997. The increase was due to a larger average balance of invested assets.

The Company's pretax rate of return on invested assets for the nine months ended September 30, 1998, was down to 5.7% from 6.0% for the same period last year. The pretax yield was down as a result of the low interest rate environment and a higher proportional share of investment income from tax-exempt securities.

   Property-casualty

Net written premiums for the pool (including ALLIED Mutual) totaled $679.5 million, an 8.2% increase over production in the first nine months of 1997. Growth was constrained by commercial lines that grew 3.3%, reflecting the highly competitive environment in which the commercial lines are operating. Personal lines increased 10.3% over the same period in 1997. The average premium per policy for personal lines was up 3.7% from the first nine months of 1997 to $638 while the policy count grew 5.2%. The average premium per policy for commercial lines excluding crop-hail increased 1.7% from the first nine months of 1997 to $1,169 and the policy count was up 2.6%. Earned premiums for the property-casualty segment were 69.2% personal lines and 30.8% commercial lines in the first nine months of 1998. The business mix for the first nine months of 1997 was 68.1% personal lines and 31.9% commercial lines.

Revenues for the property-casualty segment increased 8.4% to $453.9 million from $418.5 million for the nine months ended September 30, 1998 and 1997, respectively. Revenues for the quarter ended September 30, 1998, increased 6.7% to $152.2 million. Direct earned premiums for the segment were $468.3 million for the first nine months of 1998 compared with $420.1 million one year earlier. Earned premiums increased 8.3% for the first nine months of 1998 to $412.4 million from $380.8 million; for the third quarter only, earned premiums increase 7.2% to $138.7 million from $129.4 million for the same period in 1997. The increase resulted from growth in insurance exposure and increase in average premium per policy.

Investment income for the first nine months of 1998 was $34.7 million compared to $33.3 million for the same period in 1997. For the three months ended September 30, 1998, investment income increased 1.3% to $11.4 million compared to $11.2 million for the same quarter in 1997. The increase was the result of a larger average balance in invested assets. The pretax yield on invested assets was 5.7% and 6.1% for the nine months ended September 30, 1998 and 1997, respectively. The segment had realized investment gains of $325,000 and $16,000 in the first nine months of 1998 and 1997, respectively. Other income for the first nine months of 1998 and 1997 was $6.4 million and $4.4 million, respectively.

The segment realized a loss before income taxes of $32.5 million compared to net income before income taxes of $59.5 million in the first nine months of 1997. The loss was the combined result of merger related expenses, dividends to policyholders, and higher wind and hail losses.

The statutory combined ratio (after policyholder dividends) for the first nine months of 1998 was 117.0 compared to 94.0 reported in the first nine months of 1997. The higher combined ratio was primarily the result of a 17.5-point increase in the underwriting expense ratio. The increase was due to merger related expenses; dividends to policyholders of $70.4 million and legal expenses of $5.8 million. The loss and loss adjusting expense ratio also increased 5.4-points; primarily due to higher wind and hail losses. The impact of wind and hail losses on the combined ratio was 11 points and 6.9 points for the nine months ended September 30, 1998 and 1997, respectively. The 1998 ratio also was unfavorably impacted by an under accrual of contingency commissions for 1997, one-time costs associated with setting up the new Central States Office, and legal expenses. The generally accepted accounting principles (GAAP) underwriting loss was $74 million compared with a gain of $21.8 million for the first nine months of 1997.

The following table presents the property-casualty's statutory combined ratio by line of business for the three and nine months ended September 30, 1998 and 1997:

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                     ---------------------         ----------------------
                                                       1998         1997             1998          1997
                                                      -----        -----            -----         -----
         Personal automobile                          146.2         92.6            112.1          92.9
         Homeowners                                   153.4         98.3            126.6          99.8

           Personal lines                             148.1         94.2            116.0          94.8

         Commercial automobile                        160.1         85.6            117.8          89.9
         Workers' compensation                        175.7         90.8            122.5          89.0
         Other property/liability                     172.6         99.5            119.8          94.5
         Other lines                                  135.2         61.8             89.0          61.0

           Commercial lines                           170.4         95.5            119.4          92.5

              Total                                   154.7         94.5            117.0          94.0

The personal auto statutory combined ratio deteriorated to 112.1 for the first nine months of 1998 from 92.9 for the same period in 1997. The deterioration was largely due to a 15.7-point increase in the underwriting expense ratio; the loss and loss adjusting expense ratio increased 3.5-points. The impact of wind and hail losses on the combined ratio for personal auto was up to 3.5 points from
2.5 points for the first nine months of 1997. The statutory combined ratio for the homeowners line was 126.6 for the first nine months of 1998 compared with
99.8 for the same period of 1997. The deterioration was due to a 10.4-point increase in the loss and loss adjusting expense ratio and a 16.4-point increase in the underwriting expense ratio. The impact of higher wind and hail losses on the combined ratio for the homeowners line increased to 31.7 points from
19.6 points for the first nine months of 1997. Overall, the personal lines statutory combined ratio increased to 116.0 in the first nine months of 1998 from 94.8 in the same period of 1997. The statutory combined ratio for commercial lines increased to 119.4 in the first nine months of 1998 from 92.5 for the first nine months of 1997. The deterioration of personal and commercial lines combined ratio was primarily attributed to dividends paid to policyholders, expenses associated with the merger, and higher wind and hail losses in the second and third quarters of 1998.

     Excess & Surplus Lines

Earned premiums increased to $25.3 million for the first nine months of 1998 from $24.8 million for the same period in 1997. Earned premiums for the quarter ended September 30, 1998 and 1997 were $8.4 million and $8.5 million, respectively. Net written premiums increased to $29.2 million for the nine months ended September 30, 1998 from $25.8 million in the same period of 1997. The increase is due to a change in reinsurance, effective January 1, 1998, from the ceding of premiums on an written basis to an earned basis. For the nine month period ended September 30, 1998, the segment's book of business was comprised of 4% personal lines and 96% commercial lines. The business mix for the first nine months of 1997 was 3% personal lines and 97% commercial lines.

Investment income for the first nine months of 1998 increased 4% to $5.3 million from $5.1 million for the same period in 1997. For the quarter ended September 30, 1998 and 1997, investment income was $1.8 million and $1.7 million, respectively. Investment income increased due to a larger average balance in the investment portfolio. The pretax yield on those assets was 5.9% in the first nine months of 1998 compared to 6.3% for the same period in 1997. The pretax yield on invested assets for the year ended December 31, 1997 was 6.2%. Invested assets increased 13% to $128.3 million at September 30, 1998 from $113.5 million at year-end 1997.

The statutory combined ratio (after policyholder dividends) was 87.4, which produced a GAAP underwriting gain of $3.6 million for the first nine months of 1998. The combined ratio for the first nine months of 1997 was 90.6 which resulted in a GAAP underwriting gain of $2.2 million. The combined ratio improved primarily due to a 2.3-point decrease in the underwriting expense ratio in the first nine months of 1998. The loss and loss adjusting expense ratio also improved slightly in the first nine months of 1998 from the same period in 1997.

Income  before  income  taxes  for the nine  months  ended  September  30,  1998 increased to $9 million from $7.4 million; income before income taxes for the third quarter of 1998 and 1997 were $4.2 million and $2.6 million, respectively. The segment had realized gains of $12,000 in the first nine months of 1998 and had realized losses of $4,000 in the same period of 1997.

     Noninsurance Operations

Revenues for the noninsurance operations (including mortgage banking, data processing operations, and employee leasing to affiliates) after eliminations increased 15.7% to $46.5 million for the first nine months of 1998 from $40.2 million for the same period last year. The increase was primarily due to a $4.7 million increase in data processing revenues from consulting service fees.

Noninsurance operations reported a loss before income taxes of $5.2 million for the first nine months of 1998 compared to income before income taxes of $297,000 for the same period in 1997. The decrease was primarily due to $8 million in expenses associated with the Nationwide merger agreement. The mortgage banking servicing portfolio at September 30, 1998 increased slightly to $3.1 billion from $2.9 billion at year-end 1997.

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

In the first nine months of 1998 and 1997, operating activities generated cash flows of $62.1 million and $64.3 million, respectively. For both periods, the primary source of funds was premium growth in the Company's property-casualty insurance operations. The funds were used primarily to purchase fixed income and equity securities and to repurchase Company common stock. Included in other liabilities is $71.1 million in dividends declared to policyholders but unpaid and $8.7 million in accrued merger expenses.

Operating cash flows were also used to pay $14.4 million of dividends to stockholders in the first nine months of 1998. For the same period in 1997, the Company paid dividends of $13 million to stockholders. Dividend payments to common stockholders totaled $11.8 million for the nine months ended September 30, 1998, up from $10.4 million for the same period in 1997. The increase in dividends to common stock shareholders is primarily due to a higher dividend per share, 14.7% increase from September 30, 1997. In the first nine months of 1998 and 1997, the Company paid dividends of $2.6 million on the 6-3/4% Series preferred stock.

The Company relies primarily on dividend payments from its property-casualty subsidiaries to pay preferred and common stock dividends to stockholders. During the first nine months of 1998, the Company received dividend payments of $13.3 million from the property-casualty subsidiaries and $557,000 from noninsurance subsidiaries. During the same period of 1997, the Company received dividend payments of $12.2 million from the property-casualty subsidiaries and $57,000 from noninsurance subsidiaries.

During the first nine months of 1998, the Company canceled 557,600 shares of its common stock purchased on the open market at an average price per share of $26.72. The program to repurchase up to 2 million shares of Company common stock over the next twelve months was approved by the Board of Directors on May 5, 1998. The program can be terminated at any time and is pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. As of September 30, 1998, 1.4 million shares remain available under the program for repurchase.

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

The mortgage banking subsidiary has separate credit arrangements to support its operations. Short-term and long-term notes payable to nonaffiliated companies are used to finance its mortgage loans held for sale and to purchase mortgage servicing rights. The level of short-term borrowings fluctuates daily depending on the level of inventory being financed. At September 30, 1998, short-term borrowings amounted to $88.2 million to be repaid through the subsequent sale of mortgage loans held for sale and long-term borrowings amounted to $9 million to be repaid over the next seven years. These notes payable are not guaranteed by the Company. In the normal course of its business, the subsidiary also makes commitments to buy and sell securities that may result in credit and market risk in the event the counterparty is unable to fulfill its obligation.

On October 13, 1998, the Company entered into a definitive agreement to sell its data processing subsidiaries for $25.8 million to Fiserv, Inc. The Company will realize a pretax gain of approximately $22 million from the sale. The sale is expected to close November 30, 1998.

Management anticipates that short-term and long-term capital expenditures, cash dividends, and operating cash needs will be met from existing capital and internally generated funds. The extraordinary dividend payable to policyholders will be funded through the liquidation of the property-casualty segment's investment portfolio. As of September 30, 1998, the Company and its subsidiaries had no material commitments for capital expenditures. Future debt and stock issuance will be considered as additional capital needs arise. The method of funding will depend upon financial market conditions.

     Costs associated with the Merger

The Company will incur additional merger-related costs until the transaction is completed, but at this time the Company can not estimate what the amount of those costs will be. The Company will expense such costs as they are incurred. In the first nine months of 1998, expenses associated with the Merger Agreement with Nationwide, including dividends to policyholders, lowered earnings for the nine months ended September 30, 1998 by $1.94 per share.

     Year 2000

In 1996, the Company assembled a full-time team to identify potential year 2000 issues, if any, in its information and departmental systems, as well as administrative devices that might be effected (elevators, security systems, etc.). Upon identifying a year 2000 issue the team determines when the system may malfunction, what needs to be done to modify it, and then, after modification, tests the system to verify that it is year 2000 compliant. The Company has divided its year 2000 activities into three categories: mainframe readiness, client/server readiness, and vendor interfacing readiness. The Company believes it understands its potential exposure and has developed a plan to mitigate those exposures for all three categories.

Mainframe Readiness -- The Company believes it has identified when each application may malfunction and what needs to be modified to be compliant. By the end of October 1998, all applications that may malfunction in 1998 will have been modified and tested at least once. The Company believes it is on schedule to having all mainframe applications modified and tested by year-end 1998.

In addition to modifying applications, the Company is in the process of upgrading all system software on the mainframe to be compliant. The target date for completion is December 31, 1998.

Client/Server Readiness -- The Company believes it has identified when each internally developed client/server application may malfunction and what needs to be modified to be compliant. By the end of October 1998, all internally developed applications that may malfunction in 1998 will have been modified and tested at least once. The Company believes it is on schedule to having all internally developed client/server applications modified and tested by year-end 1998.

The Company has also identified client/server shrink wrap packages that are used for critical business functions. The Company has developed a lab to test the many different versions of these shrink wrap packages that are in use. Testing of these packages has begun and is scheduled to be completed by midyear 1999.

Client/Server hardware has been verified as year 2000 compliant and the Company has tested at least one of each of the various configurations that supports the workstations. In addition, the Company tested the ability of the workstations to handle the date roll over to the year 2000 as well as the personal computer's ability to maintain a date change in the year 2000.

Vendor Interfacing Readiness -- The Company has identified all vendors with whom it conducts electronic interfaces with and has contacted them to request a copy of their year 2000 readiness plans. In addition, the Company plans to test all interfaces prior to potential malfunction dates and have all testing completed by midyear 1999.

The Company actively monitors its progress towards being compliant and has had two internal audits conducted on its process and progress. A third audit by an outside auditing firm is currently in process.

Management of the Company does not expect year 2000 remediation costs to have a material impact on its future financial position or results of operations. The costs are expensed as they are incurred and the Company estimates that the total cost of the year 2000 remediation to be approximately $2.9 million. As of September 30, 1998, the Company has incurred a total cost of $2 million since the project was initiated in 1996.

Management believes the worst case scenario, based on the Company's efforts to mitigate any exposure, is that a non-mission critical application would not perform properly, a supplier not being able to meet a scheduled delivery, or some workstations would not work properly. While recognizing that some uncertainty exists, the Company is in the process of developing a contingency plan and has already assembled a team to address any year 2000 problems that may have been missed during the mitigation efforts. The team will be put on alert the day prior to an application's malfunction date to monitor the application's performance and be ready to correct any problems.

The Company believes most significant year 2000 insurance claims are likely to occur under error and omissions (E&O) insurance coverage, directors and officers (D&O) liability insurance coverage, and commercial general liability. Management believes exposure to material liability to be remote as of September 30, 1998, because the emphasis of the Company's property-casualty business is primarily on personal lines and small commercial business and does not write E&O and D&O coverage types. However, the Company does anticipate that there may be year 2000 claims by its insureds resulting from malfunctioning technology, which cannot be quantified at this time.

The Company's data processing segment has a line of property-casualty and life insurance software products which it markets to affiliated and nonaffiliated insurance companies. Management believes the segment's products are year 2000 compliant while operating in the Company's environment and will continue to retest the products throughout 1998. The segment's customers have been advised to test the software products in their operating environment for year 2000 compliance. Management believes any exposure to material liability was remote as of September 30, 1998.

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

On December 31, 1997, a complaint was filed by Mary M. Rieff, a policyholder of ALLIED Mutual, in the Iowa District Court in and for Polk County Iowa, against the Company and certain other individuals who are or were officers and/or directors of ALLIED Mutual and the Company. The complaint, an alleged policyholder derivative action brought on behalf of ALLIED Mutual, asserts, among other things, (a) that the defendants were responsible for the inappropriate transfer of ALLIED Mutual's corporate assets, the seizure of certain corporate opportunities, and the implementation of an improper de facto demutualization without informing or compensating policyholders or receiving the appropriate approval from regulatory authorities; (b) that this allegedly wrongful demutualization began on or about January 1, 1985 and was accomplished through transfers of ALLIED Mutual's assets to the Company and to the individual defendants for inadequate consideration; (c) that the individual defendants breached fiduciary duties owed to ALLIED Mutual, wasted its corporate assets, and intentionally interfered with its contracts, prospective business advantage, and business relationships; and (d) that the defendants improperly transferred substantial ownership of and control over the Company and ALLIED Mutual's insurance business. The complaint further asserts that as a result of the foregoing, ALLIED Mutual and its policyholders have suffered damages in excess of $500 million. The complaint requests an accounting of the assets allegedly wrongfully transferred to the Company and compensation to ALLIED Mutual for the value of such assets, for the seizure of corporate opportunities, and for the de facto demutualization of ALLIED Mutual. The complaint also asks for certain other relief, including attorneys' fees and costs, equitable relief and interest, and restitution for any assets wrongfully transferred or conveyed. On June 1, 1998, the plaintiff filed a motion to enjoin the defendant directors of ALLIED Mutual from considering, negotiating or approving any transaction on behalf of ALLIED Mutual with Nationwide or any third party because of alleged conflicts of interest of the members of the Board of Directors of ALLIED Mutual. On June 4, 1998, the complaint was amended to include a class action component. On July 17, 1998, the Iowa District Court in and for Polk County, Iowa, ordered that the plaintiff's motion for temporary and permanent injunctive relief be denied. A motion to dismiss plaintiff's action has been filed and a hearing is scheduled for November 20, 1998.

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

                                     PART II


Item 6.   Exhibits and Reports on Form 8-K

              (a) 2.4 Termination of Stock Rights Agreement between ALLIED Mutual Insurance Company and ALLIED Group, Inc.

                  10.09 Second Amendment to the Amended and Restated Management Information Services Agreement

                  10.69    Termination of Consulting Agreement

                  10.70 Fourth Amendment to the Second Amended and Restated Reinsurance Pooling Agreement

                  10.71 Fourth Amendment to the Amended and Restated ALLIED Group Intercompany Operating Agreement

                  10.72 Second Amendment to the ALLIED Group Joint Marketing Agreement

                  10.73 First Amendment to Intercompany Cash Concentration Fund Agreement

                  27       Financial Data Schedule for September 30, 1998


              (b) The  Company  filed no  reports  on Form 8-K  during the third quarter ended September 30, 1998.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           ALLIED Group, Inc.
                                                             (Registrant)


Date:  November 13, 1998                               /s/ Robert A. Oakley
                                                       -------------------------
                                                           Robert A. Oakley
                                                        Chief Financial Officer

                       ALLIED Group, Inc. and Subsidiaries

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                          ITEM                                       PAGE

2.4     Termination of Stock Rights Agreement between ALLIED Mutual
        Insurance Company and ALLIED Group, Inc.                            22

10.09   Second Amendment to the Amended and Restated Management
        Information Services Agreement                                      23

10.69   Termination of Consulting Agreement                                 27

10.70   Fourth Amendment to the Second Amended and Restated Reinsurance
        Pooling Agreement                                                   28

10.71   Fourth Amendment to the Amended and Restated ALLIED Group
        Intercompany Operating Agreement                                    30

10.72   Second Amendment to the ALLIED Group Joint Marketing Agreement      32

10.73   First Amendment to Intercompany Cash Concentration Fund Agreement   34

27      Financial Data Schedule for September 30, 1998                      41